Form 10-Q
period 2025-03-31
LAGO Evergreen Credit
filed 2025-05-14
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01835

LAGO Evergreen Credit

(Exact name of registrant as specified in charter)

Delaware	33-1867642
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 3540 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

773-417-5246

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities to be registered pursuant to Section 12(g) of the Act:

Shares of beneficial interest, par value $0.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2025, the registrant had 3,373,781 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about LAGO Evergreen Credit (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	changes in political, economic or industry conditions;

●	the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of LAGO Asset Management, LLC (the “Investment Adviser”) to locate suitable investments for the Company and to monitor and administer the Company’s investments;

●	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in the Company’s operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of the companies in which the Company invests to achieve their objectives;

●	the dependence of the Company’s future success on the general economy and its effect on the industries in which the Company invests;

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability, and pricing of the Company’s financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

●	contractual arrangements and relationships with third parties;

●	potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;

●	the disruption of global shipping activities;

●	the impact of changing regulations and implementation of tariffs on goods;

●	the impact of geo-political conditions, including those arising out of the Russia-Ukraine war and the Israel-Hamas war, and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest; and

●	other risks, uncertainties, and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAGO Evergreen Credit

Consolidated Statement of Assets and Liabilities

March 31, 2025
(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost of $54,317,248)	$54,305,939
Cash and cash equivalents	26,261,302
Interest receivable	368,452
Prepaid expenses and other assets	58,899
Total assets	$80,994,592
Liabilities
Base management fees payable	$148,264
Incentive fees payable	223,588
Accrued Board of Trustees’ fees	38,000
Accrued audit and tax fees	77,000
Accrued expenses and other liabilities	259,203
Distribution payable	381,308
Line of credit, net of deferred financing costs	11,746,110
Total liabilities	$12,873,473
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share (unlimited shares authorized; 2,723,631 shares issued and outstanding at March 31, 2025)	27,236
Paid-in-capital in excess of par value	68,063,531
Total distributable earnings (loss)	30,352
Total net assets	68,121,119
Total liabilities and net assets	$80,994,592
Net asset value per share	$25.01

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Statement of Operations

(unaudited)

For the period March 3, 2025 (“Commencement of Operations”) through March 31, 2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$809,340
Other interest income	38,429
Total investment income	847,769
Expenses:
Interest expense	84,423
Base management fees	57,458
Incentive fees	71,978
Professional fees	139,096
Board of Trustees’ fees	38,000
Administration fees	23,329
Other general and administrative expenses	10,516
Total expenses	424,800
Net investment income (loss)	422,969
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(11,309)
Net realized and unrealized gain (loss) on investments	(11,309)
Net increase (decrease) in net assets resulting from operations	$411,660

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Statement of Changes in Net Assets

(unaudited)

For the period March 3, 2025 (“Commencement of Operations”) through	Common Shares		Paid in capital in excess	Distributable earnings	Total net
March 31, 2025	Shares	Par amount	of par	(losses)	assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541		68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	422,969	422,969
Net change in unrealized gain (loss) on investments	-	-	-	(11,309)	(11,309)
Distributions declared to shareholders	-	-	-	(381,308)	(381,308)
Total increase for the period from March 3, 2025 (“Commencement of Operations”) through March 31, 2025	-	-	-	30,352	30,352
Balance at March 31, 2025	2,723,631	$27,236	$68,063,531	$30,352	$68,121,119

[1]	See Note 1 – Organization for further information related to the Formation Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Statement of Cash Flows

(unaudited)

For the period March 3, 2025 (“Commencement of Operations”) through March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$411,660
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	11,309
Paid-in-kind interest income	(1,516)
Amortization of deferred loan fees	(35,935)
Accretion of warrant discount	(139,374)
Amortization of deferred financing costs	21,252
Payments for purchases of investments in portfolio companies	(13,000,000)
Proceeds from loan repayments on investments in portfolio companies	109,375
Proceeds from deferred loan fees	162,500

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	27,586,601
(Increase) decrease in interest receivable	48,466
(Increase) decrease in prepaid expenses and other assets	(58,899)
Increase (decrease) in base management fees payable	(31,691)
Increase (decrease) in incentive fees payable	(24,860)
Increase (decrease) in accrued audit and tax fees	3,000
Increase (decrease) in accrued Board of Trustees’ fees	38,000
Increase (decrease) in accrued expenses and other liabilities	244,204
Net cash provided by (used in) operating activities	15,344,092

Cash flows from financing activities:
Repayment of line of credit	(1,275,142)
Gross borrowings on line of credit	13,000,000
Distribution paid	(832,648)
Net cash provided by (used in) financing activities	10,892,210

Net change in cash and cash equivalents	26,236,302
Cash and cash equivalents, beginning of period	25,000
Cash and cash equivalents, end of period	$26,261,302

Supplemental Disclosure of Cash-Flow Information
Distribution declared during the period	$381,308
Cash paid for interest	23,074
Issuance of common shares in connection with the Formation Transaction[1]	68,065,767

[1]	On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments(a)	Type of Investment(b)	Interest Rate(d)	Maturity Date	Principal Amount(e)	Cost	Fair Value(f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Education
Galileo Learning, LLC	First lien senior secured term loan	SOFR + 8.0%	11/25/2027	$6,000,000	$5,847,900	$5,847,900
Sub-total: Education				6,000,000	5,847,900	5,847,900	8.58%
Food & Beverage
Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	3,000,000	2,972,500	2,972,500
Sub-total: Food & Beverage				3,000,000	2,972,500	2,972,500	4.36%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 8.5%	9/30/2026	4,000,000	3,772,344	3,772,344
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2026	8,531,250	7,131,961	7,131,961
Sub-total: Health & Wellness				12,531,250	10,904,305	10,904,305	16.01%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 9.0%	10/22/2027	4,500,000	4,436,257	4,436,257
Sub-total: Technology – Aerospace				4,500,000	4,436,257	4,436,257	6.51%
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	3,000,000	2,726,671	2,726,671
Roq.Ad, Inc.	First lien senior secured term loan	SOFR + 7.25%	2/27/2029	4,504,672	4,452,002	4,452,002
Tulip.IO, Inc.	First lien senior secured term loan	PRIME + 4.0% (2.0% PIK)	11/4/2028	1,003,280	1,003,280	1,003,280
Sub-total: Technology – Business				8,507,952	8,181,953	8,181,953	12.01%
Technology - Consumer
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	4,000,000	3,660,879	3,660,879
Sub-total: Technology - Consumer				4,000,000	3,660,879	3,660,879	5.37%
Technology – Health & Wellness
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 8.5%	2/25/2028	3,000,000	2,637,888	2,637,888
Sub-total: Technology – Health & Wellness				3,000,000	2,637,888	2,637,888	3.87%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	13,000,000	11,702,732	11,702,732
Sub-total: Technology – Marketplace				13,000,000	11,702,732	11,702,732	17.18%

Total: Debt Investments				54,539,202	50,344,414	50,344,414	73.90%

LAGO Evergreen Credit

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments(a)	Type of Investment(b)	Investment Date(c)	Shares	Series	Strike Price	Expiration Date	Cost	Fair Value(f)	% of Net Assets
Investments – non-controlled / non-affiliated
Warrant Investments
Education
Galileo Learning, LLC	Warrants	3/3/2025	60	Common units	$0.0001	11/25/2034	$52,008	$52,008
Sub-total: Education							52,008	52,008	0.08%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	$0.001	9/30/2034	196,874	196,874
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	$0.001	(g)	1,543,000	1,543,000
Sub-total: Health & Wellness							1,739,874	1,739,874	2.55%
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	$0.61	10/22/2034	24,667	24,667
Sub-total: Technology – Aerospace							24,667	24,667	0.04%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	$0.0001	12/23/2034	240,300	240,300
Roq.Ad, Inc.	Warrants	3/3/2025	69,327	Series A-1 Preferred stock	$1.2914	11/8/2034	36,150	24,841
Roq.Ad, Inc.	Warrants	3/3/2025	111,704	Series A-1 Preferred stock	$1.2914	2/27/2035	40,026	40,026
Sub-total: Technology – Business							316,476	305,167	0.45%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	$0.0001	9/12/2034	361,208	361,208
Sub-total: Technology - Consumer							361,208	361,208	0.53%
Technology – Health & Wellness
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	$0.0001	2/25/2035	313,800	313,800
Sub-total: Technology – Health & Wellness							313,800	313,800	0.46%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	$0.0001	3/6/2035	1,164,801	1,164,801
Sub-total: Technology – Marketplace							1,164,801	1,164,801	1.71%

Total: Warrant Investments							3,972,834	3,961,525	5.82%

Total Investments							$54,317,248	$54,305,939	79.72%

	Interest Rate	Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	4.26%	9,100,978	$9,100,978	$9,100,978	13.36%
Total Cash Equivalents			9,100,978	9,100,978	13.36%
Total Investments and Cash Equivalents			$63,418,226	$63,406,917	93.08%

a.	All investments are domiciled in the United States. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and are deemed to be “restricted securities” under the Securities Act.
b.	All debt investments are income producing. Warrant investments are associated with funded debt and are non-income producing.
c.	Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications or amendments, if any. For assets purchased from the Legacy Fund as part of the Formation Transaction (both terms as defined in Note 1 - Organization), the investment date is March 3, 2025, the date of the Formation Transaction.
d.	The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 4.33% as of March 31, 2025. The Prime Rate was 7.50% as of March 31, 2025.
e.	Principal is net of repayments.
f.	These investments were valued using unobservable inputs and are considered Level 3 investments.
g.	The Company has been issued warrants to purchase 1.011% of fully diluted shares. The expiration date is defined in the warrant agreement as any time prior to certain sale transactions, which generally includes any liquidation events.
h.	The Company has been issued warrants to purchase 1.5% of fully diluted shares.

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

LAGO Evergreen Credit (the “Company”) is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware statutory trust on October 30, 2024, and filed its initial registration statement on Form 10 on March 3, 2025 as subsequently amended on April 17, 2025 and May 2, 2025.

The Company is managed by LAGO Asset Management, LLC (the “Investment Adviser”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser oversees the Company and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to maximize the total return generated from its portfolio, which the Company expects to include current income from its debt investments as well as capital appreciation from equity and equity-related investments such as warrants. The Company’s focus will be primarily on floating rate senior secured term loan investments and, to a lesser extent, other types of junior loans and equity-related securities, such as convertible notes, warrants, and preferred or common stock. The Company’s secured loans are expected to be collateralized with security interests in the assets of the borrowers, which the Company expects will typically take the form of first-priority liens on some or all of the assets of the borrower. To the extent that another lender to the portfolio company retains the first-priority lien on some or all of the assets of the borrower, such as when another lender provides a revolving credit facility, the Company may structure its loan as a second-priority lien on any such encumbered assets and seek the opportunity to structure a first-lien on any unencumbered assets, such as intellectual property. The Company’s position as a secured lender and, in particular in the case where the Company is the sole, first lien lender, enables it to exert influence over the borrower with respect to access to management, monitoring performance, and increasing the likelihood of positive outcomes in the event that the borrower underperforms or becomes distressed. In connection with the Company’s lending activities, the Company expects to frequently receive “equity kickers” in the form of warrants and rights-to-invest equity in its borrowers, which have the potential to enhance returns above that typically generated from portfolios consisting solely of credit positions. The Company expects a majority of its warrants to be structured with a “cashless exercise” feature which does not require additional capital investment to benefit from any upside appreciation. The Company has adopted a policy to invest at least 80% of its assets in “credit,” which the Company defines as debt investments made in exchange for regular interest payments, under Section 59 and Rule 35d-1 under the 1940 Act.

Subject to the approval of the Company’s Board of Trustees (the “Board”), the Company is conducting a continuous and perpetual private offering (the “Private Offering”) of its shares of common beneficial interests, par value of $0.01 per share (the “Shares”), in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. At each closing, an investor purchases Shares pursuant to a subscription agreement entered into with the Company. See Note 8 - Net Assets for additional information on the Company’s share activity.

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, at an offering price of $25.00 per share for an aggregate purchase price of $25,000. Other than the sale of Shares to the Investment Adviser, the Company had not commenced operations as of December 31, 2024.

On March 3, 2025, simultaneously with the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the “Legacy Fund”) merged with and into the Company with the Company continuing as the surviving entity (the “Formation Transaction”). As a result of the Formation Transaction, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were converted into Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members.

The Company commenced operations and investment activity on March 3, 2025 (“Commencement of Operations”) in connection with the Formation Transaction and its election to be regulated as a BDC under the 1940 Act.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies, (“ASC Topic 946”) and pursuant to Regulation S-X.

Principles of Consolidation

Under ASC Topic 946 the Company is precluded from consolidating any entity other than an investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries which provide services to the Company in its consolidated financial statements. However, the Company has not consolidated the results of the portfolio investments in which the Company invests. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes thereto. Management believes that the estimates utilized in the preparation of these consolidated financial statements are reasonable and prudent. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates, and differences could be material.

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. The Company sweeps excess cash into a money market treasury fund on a daily basis to reduce the risk that deposits at individual financial institutions exceed the Federal Deposit Insurance Company insurance limit. Cash equivalents in money market mutual funds are fair valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy as further described below.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code commencing with its taxable period ending on December 31, 2025. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax for any undistributed income.

Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50%) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current period. The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the Company’s consolidated statement of operations. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations and interpretations thereof.

The Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced that they intend to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. The Company has concluded that it falls outside the scope of the Pillar Two rules but will continue to monitor potential future applicability and changes to these rules.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization, including the Company’s registration statement on Form 10. Organization costs are expensed as incurred.

Offering costs consist of costs incurred in connection with the offering of Shares of the Company, including legal fees, registration fees, and other costs pertaining to the preparation of the Company’s private placement memorandum and any related offering materials (and any amendments and related documents thereto) relating to the Private Offering. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months.

See Note 3 - Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires the Company to value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board (including any committee thereof).

The Company values its investments, upon which its NAV is based, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Investment Adviser as the valuation designee (the “Valuation Designee”) responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

In calculating the value of total assets, the Valuation Designee values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined, in good faith, by the Valuation Designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Valuation Designee reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. As the majority of the Company’s portfolio is made up of Level 3 assets under ASC 820, it is expected that market quotations will generally not be readily available. The Valuation Designee has engaged a third-party valuation firm to assist in the determination of fair value on a quarterly basis. The Valuation Designee and the independent valuation firm consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

As part of the valuation process, the Valuation Designee takes into account relevant factors in determining the fair value of the Company’s investments, including, but not limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity);

●	the portfolio company’s ability to make payments based on its earnings and cash flow;

●	the nature and realizable value of any collateral or expected cash proceeds upon exit;

●	recent transactions of the portfolio company or peers;

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	the markets in which the portfolio company does business;

●	a comparison of the portfolio company’s securities to any similar publicly traded securities; and

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee has approved a multi-step valuation process that will be performed on a quarterly basis, as described below:

(1)

each portfolio company or investment is initially valued by the investment professionals of the Valuation Designee responsible for the portfolio investment or through the use of the independent valuation firm;

(2)	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;

(3)	the Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of its valuation committee and the applicable independent valuation firm.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Valuation Designee applies the valuation policy approved by the Company’s Board that is consistent with ASC 820.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Investment transactions are recorded on the trade date. The Company will measure net realized gains or losses as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, including accrued interest, without regard to unrealized gains or losses previously recognized. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. It does not accrue as a receivable interest on loans and debt securities for accounting purposes if it has reason to doubt its ability to collect such interest.

Segment Reporting

 In accordance with ASC Topic 280, Segment Reporting, (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate capital appreciation through investing primarily in a portfolio consisting of common and preferred equity investments, including convertible notes in U.S.-based portfolio companies. The Company’s chief operating decision maker (the “CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, and assessing the performance of the portfolio. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 3. Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Base Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

Base Management Fee:

The Company pays the Investment Adviser the Base Management Fee, quarterly in arrears, at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance is the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

The Company recorded the Base Management Fee expense of $57,458 for the period from the Commencement of Operations through March 31, 2025, and acquired Base Management Fees payable of $90,806 in association with the Formation Transaction, for a total Base Management Fee payable of $148,264 as of March 31, 2025.

Incentive Fee:

Pursuant to the Investment Advisory Agreement, the Company also pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail below.

Income Incentive Fee

The Income Incentive Fee will be calculated and payable quarterly in arrears and equals 15% of the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a hurdle rate.

The Income Incentive Fee for each calendar quarter will be calculated as follows:

●	No Income Incentive Fee will be payable in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns (as defined below) do not exceed a quarterly return to investors of 1.5% of the Company’s net asset value for that immediately preceding calendar quarter (the “Hurdle Rate”).

●	100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed the Hurdle Rate, but are less than or equal to 1.76% of the Company’s net asset value for that immediately preceding calendar quarter (the “Catch-Up Rate”), will be payable to the Investment Adviser. The Catch-Up Rate is intended to provide an incentive fee of 15% on all of the Company’s Pre-Incentive Fee Net Investment Income Returns as if the Hurdle Rate did not apply when the Company’s pre-incentive fee net investment income exceeds 1.5% of the Company’s net asset value for that calendar quarter, measured as of the end of the immediately preceding calendar quarter.

●	15% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed the Catch-Up Rate, reflecting that once the Hurdle Rate is reached, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are paid to the Investment Adviser.

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Base Management Fee, expenses payable under the Investment Advisory Agreement or Administration Agreement), and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee.

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any expense support payments or any reimbursement by the Company of expense support payments, or any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Company recorded an Income Incentive Fee expense of $74,240 for the period from the Commencement of Operations through March 31, 2025, and acquired income incentive fees payable of $146,418 in association with the Formation Transaction, for a total Income Incentive Fee payable of $220,658 as of March 31, 2025.

Capital Gains Incentive Fee

The second component of the incentive fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fees. The Company will accrue quarterly, but will not pay, a Capital Gains Incentive Fee with respect to net unrealized appreciation. The Capital Gains Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

In determining the Capital Gains Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. For the purposes of this calculation, “original cost” of the investment shall include cash deployed into the investment, excluding any capitalized PIK. “Net sales price” shall include cash proceeds generated from the investment, excluding any income recorded that is subject to the Income Incentive Fee as described above. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Capital Gains Incentive Fee payable equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

The Company acquired capital gains incentive fees payable of $5,192 in association with the Formation Transaction, and recorded $2,262 as a reduction of the accrual for the period from the Commencement of Operations through March 31, 2025, for a total Capital Gains Incentive Fee payable of $2,930 as of March 31, 2025.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement with the Investment Adviser (the “Expense Support Agreement”). The Expense Support Agreement provides that, at such times as the Investment Adviser determines, the Investment Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest expense of the Company (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than 45 days after a written commitment from the Investment Adviser to pay such expense, and/or by an offset against amounts due from the Company to the Investment Adviser or its affiliates related to expenses that are reimbursable by the Company pursuant to the Investment Advisory Agreement. Any payments required to be made by the Company pursuant to the Expense Support Agreement is referred to as a “Reimbursement Payment.” The Company has agreed to reimburse the Investment Adviser for such expense payments when the Company has reached certain milestones of capital raised from external subscribers. Specifically, once $100 million of capital is raised by external subscribers (“Milestone 1”), the Company will be required to reimburse the Investment Adviser in an amount equal to the lesser of $100,000 or the total amount outstanding of the Expense Payment. Once $125 million of capital is raised by external subscribers (“Milestone 2”), the Company shall be required to reimburse the Investment Adviser in an additional amount equal to the lesser of $100,000 or the total remaining outstanding amount of the Expense Payment. Once $150 million of capital is raised by external subscribers (“Milestone 3”), the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $150,000 or the total remaining outstanding amount of the Expense Payment. Once $175 million of capital is raised by external subscribers (“Milestone 4”), the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $150,000 or the total remaining outstanding amount of the Expense Payment. In no event will the total amount reimbursed by the Company exceed $500,000.

As of March 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs that will be payable when the Company has reached the milestones of capital raised from external subscribers as described above. As the Company has not reached Milestone 1 by raising capital of $100 million from external subscribers as of March 31, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the period from the Commencement of Operations through March 31, 2025.

Administration Agreement

The Company has also entered into an administration agreement (the “Administration Agreement”) with BIP Capital, LLC (the “Administrator”) in which the Administrator provides certain administrative and fund accounting services to the Company, including fund accounting and financial reporting services, loan servicing, investor services, regulatory compliance services, tax reporting, audit support, technology and data management services and management of the Company’s third-party vendors. The Administrator may engage one or more third-party sub-administrators to perform, or assist the Administrator in the performance of, any of such services. For such services, the Investment Adviser has agreed to pay the Administrator a fee equal to fifteen percent (15%) of any Base Management Fees and/or incentive fees paid to the Investment Adviser by the Company. The cost of the fee paid to the Administrator will be borne entirely by the Investment Adviser and will not be borne by the Shareholders.

License Agreement

The Company has entered into the License Agreement with the Investment Adviser, pursuant to which it will be granted a non-exclusive, royalty-free license to use the name “LAGO” and the associated logo pursuant to a license agreement. Under this agreement, the Company has a right to use the LAGO name and logo for so long as LAGO Asset Management, LLC remains the Investment Adviser. Other than with respect to this limited license, the Company has no legal right to the “LAGO” name or logo.

Co-Investment Activity

The Company intends to co-invest from time to time, and intends to make co-investments with certain affiliates of the Investment Adviser, where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations.

On April 23, 2025, the Company and the Investment Adviser received an exemptive order from the SEC (the “Order”) that permits it to co-invest with investment funds managed by the Investment Adviser and its affiliates where doing so is consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Investment Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies.

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company. All of the Company’s investments are deemed Non-Controlled / Non-Affiliated as of March 31, 2025.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$50,344,414	$50,344,414	92.7%
Warrants	3,972,834	3,961,525	7.3%
Total	$54,317,248	$54,305,939	100.0%

Refer to Note 5 – Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Education	$5,899,908	$5,899,908	10.9%
Food & Beverage	2,972,500	2,972,500	5.5%
Health & Wellness	12,644,179	12,644,179	23.3%
Technology – Aerospace	4,460,924	4,460,924	8.2%
Technology – Business	8,498,429	8,487,120	15.6%
Technology – Consumer	4,022,087	4,022,087	7.4%
Technology – Health & Wellness	2,951,688	2,951,688	5.4%
Technology – Marketplace	12,867,533	12,867,533	23.7%
Total	$54,317,248	54,305,939	100.0%

As of March 31, 2025 and for the period from the Commencement of Operations through March 31, 2025, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for period from the Commencement of Operations through March 31, 2025	Percentage of Total Assets as of March 31, 2025
Youth Opportunity Investments, LLC	22.3%	10.7%
FanFixApp, LLC	19.4%	15.9%

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the period from the Commencement of Operations through March 31, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of March 31, 2025 were as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$50,344,414	$50,344,414
Warrants	-	-	3,961,525	3,961,525
Total investments before cash equivalents	$-	$-	$54,305,939	$54,305,939
Money market treasury fund	9,100,978	-	-	9,100,978
Total investments after cash equivalents	$9,100,978	$-	$54,305,939	$63,406,917

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the period from the Commencement of Operations through March 31, 2025:

	For the period from the Commencement of Operations through March 31, 2025
	First Lien Senior Secured Term Loans	Warrants	Total
Total fair value of investments in portfolio companies at Commencement of Operations	$-	$-	$-
Investments in portfolio companies acquired from Legacy Fund	$38,604,265	$2,808,033	$41,412,298
Purchases of investments in portfolio companies	11,835,199	1,164,801	13,000,000
Paid-in-kind interest income	1,516	-	1,516
Proceeds from loan repayments on investments in portfolio companies	(109,375)	-	(109,375)
Proceeds from deferred loan fees	(162,500)	-	(162,500)
Amortization of deferred loan fees	35,935	-	35,935
Accretion of warrant discount	139,374	-	139,374
Net change in unrealized gain (loss)	-	(11,309)	(11,309)
Total fair value of investments in portfolio companies at March 31, 2025	$50,344,414	$3,961,525	$54,305,939

There were no transfers into or out of Level 3 of the fair value hierarchy during the period from the Commencement of Operations through March 31, 2025.

	Fair Value as of March 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$46,368,634	Discounted cash flow	Discount rate	14.1% - 30.1% (19.4%)	Decrease
	3,975,780	Recent transaction	Transaction price	N/A	N/A
Warrants	1,201,716	Black Scholes Option Pricing Model	Volatility	60% - 75% (66.7%)	Increase
		Black Scholes Option Pricing Model	Estimated time to exit (in years)	2.5 - 4.0 (2.99)	Decrease
		Black Scholes Option Pricing Model	Revenue Multiples	0.96 - 5.35 (2.94)	Increase
	2,759,809	Market Approach	Revenue Multiples	1.57 - 3.13 (2.23)	Increase
Total	$54,305,939

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of March 31, 2025.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding.

As of March 31, 2025, the Company had the following commitments to fund various delayed draw senior secured loans and an uncommitted accordion. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded
Galileo Learning LLC	Education	Delayed draw term loan	$2,000,000	$-	$2,000,000
Organixx	Food & Beverage	Delayed draw term loan	1,000,000	-	1,000,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	7,000,000	-	7,000,000
Fortem Technologies, Inc.	Technology – Aerospace	Delayed draw term loan	5,000,000	-	5,000,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	-	16,000,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Total			$36,666,667	$-	$36,666,667

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As part of the Formation Transaction, the Company has entered into a Loan and Security Agreement with the KeyBank National Association (the “Key Bank Credit Agreement”), under which the Company established a $75,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Adjusted Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of March 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under Key Bank Credit Agreement. The Legacy Fund incurred $1,275,142 of debt issuance costs to underwrite this credit agreement, which the Company assumed as part of the Formation Transaction. As of March 31, 2025, the Company had $13,000,000 of gross outstanding borrowings under the line of credit, incurring $14,520 of interest expense with a weighted average interest rate of 8.07% for the period from the Commencement of Operations through March 31, 2025. The Company had average net outstanding borrowings of $826,487 for the period from the Commencement of Operations through March 31, 2025. Additionally, the Company incurred $48,651 of unused borrowing fees at a rate of 0.75% for the period from the Commencement of Operations through March 31, 2025.

Note 8. Net Assets

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, at an offering price of $25.00 per share for an aggregate purchase price of $25,000.

On March 3, 2025, the Company completed the Formation Transaction and the equity interests of the Legacy Fund held by the Legacy Fund Members were converted into Shares. The Company issued 2,722,631 Shares for total proceeds of $68,065,767 as payment for such Shares. Immediately thereafter, such Shares were distributed to the Legacy Fund Members.

The following table summarizes the assets and liabilities acquired from the Legacy Fund in the Formation Transaction:

March 3, 2025
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost of $41,412,298)	$41,412,298
Cash and cash equivalents	27,586,601
Interest receivable	416,919
Total assets	$69,415,818
Liabilities
Management fees payable	$179,955
Incentive fees payable	248,448
Accrued audit and tax fees	74,000
Accrued expenses and other liabilities	15,000
Distribution payable	832,648
Total liabilities	$1,350,051
Net assets acquired	$68,065,767

The following table summarizes transactions in Shares for the period from the Commencement of Operations through March 31, 2025:

	For the period from the Commencement of Operations through March 31, 2025
	Shares	Amount
Shares
Subscriptions	2,722,631	$68,065,767
Net increase (decrease)	2,722,631	$68,065,767

Net Asset Value per Share and Offering Price

Subject to the approval of the Board, the Company is conducting the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act. At each closing, an investor purchases Shares pursuant to a subscription agreement entered into with the Company.

Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the Company’s net asset value (the “NAV”) per Share as determined by the Board (or its appropriate committee) 48 hours prior to closing. The Company intends to issue Shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

The following table summarizes each NAV per Share as of the dates listed below:

NAV Per Share
As of	Shares
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01

Distributions

The Company paid cash distributions to its shareholders for the period from the Commencement of Operations through March 31, 2025 related to the acquired distribution payable of $832,648.

On March 27, 2025, the Board declared a dividend of $0.14 per share for Shareholders of record as of March 31, 2025, for a total amount of $381,308. The dividend was paid on April 15, 2025.

Share Repurchase Program

The Company does not intend to list its Shares on a securities exchange and does not expect there to be a public market for its shares. As a result, investors’ ability to sell Shares will be limited.

Two years after the date on which the Company commences the Private Offering, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually up to 10% of outstanding Shares (by number of Shares). Under the share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). Any Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The Board may amend or suspend the share repurchase program if, in its reasonable judgment, it deems such action to be in the Company’s best interest and the best interest of its shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

The Company did not make any share repurchases for the period from the Commencement of Operations through March 31, 2025.

Note 9. Financial Highlights

The financial highlights for the period from the Commencement of Operations through March 31, 2025 are as follows:

For the period from the Commencement of Operations through March 31, 2025
Common Shares
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss)[1]	0.15
Net realized and unrealized gain (loss)[1]	0.00
Net increase (decrease) in net assets resulting from operations	0.15
Distribution paid (declared) to shareholders[2]	(0.14)
Net asset value, end of period	$25.01
Total return[3]	0.58%
Number of Shares outstanding as of March 31, 2025	2,723,631
Ratios to Average Net Assets:
Net assets, end of period	$68,121,119
Ratio of net investment income (loss) to average net assets[4]	10.78%
Ratio of total expenses to average net assets[4]	4.89%
Ratio of total expenses, excluding incentive fees[4]	4.78%
Portfolio turnover[5]	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.

[2]	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s shareholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2025, none of the distributions would have been characterized as a tax return of capital to the Company’s shareholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
[3]	Total return is not annualized and represents the total return for the period from the Commencement of Operations through March 31, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share during the period plus declared distributions per share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[4]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees, business licenses and permits fees).
[5]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of April 1, 2025, the Company sold 650,150 Shares at a price per Share of $25.01 (with the final number of shares being determined on April 16, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,260,250.

Distributions

On April 15, 2025, the Company paid the dividend of $0.14 per share to shareholders of record as of March 31, 2025, for a total amount of $381,308.

Other Activity

On April 2, 2025, the Company repaid its $13,000,000 of gross outstanding borrowings to KeyBank. The Company had $0 of gross outstanding borrowings to KeyBank as of the date of filing.

On May 5, 2025, the Company entered into a loan servicing agreement with Alter Domus (US) LLC (“AD” or “Servicer”), a Delaware limited liability company, pursuant to which AD will provide servicing and administrative functions for the Company’s portfolio of loans.

On May 5, 2025, the Company entered into the First Amendment to the Loan and Security Agreement dated February 28, 2025, by and among LAGO Evergreen SPE, LLC, as borrower, the Company, as servicer and as originator, LAGO Asset Management, LLC, as investment manager, the lenders and KeyBank National Association, as syndication agent and as agent for the lenders.

The First Amendment to the Loan and Security Agreement amends the Loan and Security Agreement to, among other things, add Alter Domus as the entity responsible for the provision of certain servicing and administrative functions under the Loan and Security Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

LAGO Evergreen Credit (the “Company,” “we,” “us,” or “our”) a Delaware statutory trust formed on October 30, 2024, is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (the “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company also intends to elect to be treated, for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (the “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. For example, as a BDC, at least 70% of the Company’s assets must be assets of the type listed in Section 55(a) of the 1940 Act.

The Company is externally managed by LAGO Asset Management, LLC (the “Investment Adviser”). The Investment Adviser is a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act). The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

The Company was formed to serve as a direct lender to primarily U.S.-based lower middle market companies that the Company believes have the potential to expand their respective enterprise value through organic growth, acquisitions, market expansion, new product innovation, and/or achieving operational efficiencies, among other potential growth stimulants. The Company defines “lower middle market” as the segment of the economy comprised of those companies with annual revenues of between $10 million and $250 million. The Company considers a company to be U.S.-based if it is organized under the laws of, and has its principal place of business in, the United States. The Company’s borrowers typically use capital to support such growth initiatives including, but not limited to, working capital needs, product or market expansion initiatives, acquisitions, refinancings and recapitalizations. The Company’s aim is to invest primarily in floating rate senior secured term loans used to finance the continued growth and expansion of predominantly U.S.-based companies that are likely to be sponsored by venture capital, private equity or family office firms.

We intend to achieve our investment objectives by investing at least 70% of the Company’s net assets (plus the amount of borrowings for investment purposes) in portfolio companies that qualify as eligible portfolio companies under the 1940 Act, with our core focus on investments in U.S.-based lower middle market companies that are engaged in disrupting the status quo in their native industries or creating de novo markets through the offering of innovative products, services or technologies, or by creating technology-enabled business models aimed at enhancing efficiency, customer experience, and/or speed to market. Furthermore, under normal circumstances, we expect to invest at least 80% of our net assets in “credit”, which we define as debt investments made in exchange for regular interest payments. The Company serves as a direct lender of predominantly senior secured loans to innovative companies typically generating annual revenue between $10 million and $250 million, which the Company considers the lower middle market.

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 common shares of beneficial interests, par value of $0.01 per share (the “Shares”), of the Company, for an aggregate purchase price of $25,000. On March 3, 2025 the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the “Legacy Fund”) merged with and into the Company with the Company continuing as the surviving entity (the “Formation Transaction”), and issued 2,722,631 shares at a price of $25.00 per share to the Legacy Fund that were then distributed to the existing limited partners of the Legacy Fund Members in exchange for their limited partner interests in the Legacy Fund Members for total merger consideration of $68,065,767. We subsequently elected to be regulated as a BDC under the 1940 Act.

The Company is conducting a continuous and perpetual private offering (the “Private Offering”). Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. All purchases will be made at a purchase price equal to the then-current net asset value (the “NAV”) per Share, as determined by the Board or its appropriate committee 48 hours prior to closing.

Key Components of Our Results of Operations

Investments

We invest primarily in floating rate senior secured term loans used to finance the continued growth and expansion of predominantly U.S.-based companies that are likely to be sponsored by venture capital, private equity or family office firms.

The Company’s level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of capital available to target portfolio companies, the general economic environment, and the competitive environment for the type of investments we make.

Revenues

The Company generates revenue primarily in the form of current income from its debt investments as well as capital appreciation from equity and equity-related securities, such as warrants.

Expenses

Operating Expenses

The Investment Adviser shall bear its own costs incurred in providing investment advisory services to the Company, including all personnel expenses. The Company will be responsible for all costs and expenses relating to the Company’s activities, investments and ongoing business, including:

●	all costs and expenses attributable to acquiring or originating, holding, and disposing of investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third party service providers);

●	the actual costs incurred by the Investment Adviser on behalf of the Company for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services, including the costs and expenses of monitoring performance of the Company’s investments, serving as directors and officers of portfolio companies, enforcing the Company’s rights in respect of its investments, valuation, pricing and monitoring services, research expenses (including market data, research analytics and news feeds), rating expenses, origination fees, loan servicing, loan administration, due diligence expenses, investment banking and finders’ fees, appraisal fees, clearing and settlement charges, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) for the benefit of the Company;

●	legal, accounting, auditing, banking, consulting, and other fees and expenses, including reimbursement to the Investment Adviser for the cost of specific services provided by the Investment Adviser or its affiliates, which would otherwise be provided by third party experts such as tax and legal services;

●	all reasonable out-of-pocket fees and expenses incurred by the Company, the Investment Adviser, or their respective affiliates, partners, agents, officers, and employees relating to the investigation of investment, syndication, and investment repayment opportunities for the Company, whether or not consummated, and the fees and expenses of due diligence associated therewith;

●	the fees payable to the Investment Adviser, or any of their respective affiliates for services provided, including the base management fee and incentive fee;

●	fees and expenses related to the Company’s borrowings;

●	any taxes, fees, and other governmental charges levied against the Company; and

●	all other expenses incurred by the Investment Adviser or any of its affiliates in connection with administering the Company’s business, including expenses incurred by the Investment Adviser, or any of its affiliates in performing administrative services for the Company, the allocable portion of the compensation and overhead of administrative personnel of the Investment Adviser or any of its affiliates or paid by the Investment Adviser or any of its affiliates, and the cost of any third-party service providers engaged to assist the Investment Adviser or any of its affiliates with the provision of administrative services for the Company or on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser. The Expense Support Agreement provides that, at such times as the Investment Adviser determines, the Investment Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest expense of the Company (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Investment Adviser to pay such expense, and/or by an offset against amounts due from the Company to the Investment Adviser or its affiliates related to expenses that are reimbursable by the Company pursuant to the Investment Advisory Agreement. Any payments required to be made by the Company pursuant to the Expense Support Agreement is referred to as a “Reimbursement Payment.”

The reimbursement of any Expense Payments by the Company shall be based on capital raised, and will be payable at four separate milestones, subject to certain conditions. Specifically, once $100 million of capital is raised by external subscribers (“Milestone 1”), the Company will be required to reimburse the Investment Adviser in an amount equal to the lesser of $100,000 or the total amount outstanding of the Expense Payment. Once $125 million of capital is raised by external subscribers (“Milestone 2”), the Company shall be required to reimburse the Investment Adviser in an additional amount equal to the lesser of $100,000 or the total remaining outstanding amount of the Expense Payment. Once $150 million of capital is raised by external subscribers (“Milestone 3”), the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $150,000 or the total remaining outstanding amount of the Expense Payment. Once $175 million of capital is raised by external subscribers (“Milestone 4”), the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $150,000 or the total remaining outstanding amount of the Expense Payment. In no event will the total amount reimbursed by the Company exceed $500,000. Any Expense Payment in excess of $500,000 will be borne by the Investment Adviser. The Investment Adviser may waive its right, in its sole discretion, to receive the Reimbursement Payment in any calendar month in which such Reimbursement Payment obligation is accrued.

As of March 31, 2025, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $344,874 and $155,126, respectively, that will be payable when the Company has reached the milestones of capital raised from external subscribers as described above. As the Company has not reached Milestone 1 by raising capital of $100 million from external subscribers as of March 31, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the commencement of operations on March 3, 2025 (“Commencement of Operations”) and as such, are not presented on the consolidated statement of operations as an expense and corresponding waiver of expense for the period from the Commencement of Operations through March 31, 2025.

Portfolio and Investment Activity

For the period ended March 31, 2025, the Company acquired $58.5 million aggregate principal amount of investments as further described below.

On March 3, 2025, the Company completed the Formation Transaction, acquiring the investment portfolio of the Legacy Fund, at fair value of $41.4 million with an aggregate principal amount of $41.5 million.

The composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$38,604,265	$38,604,265	93.2%
Warrants	2,808,033	2,808,033	6.8%
Total	$41,412,298	$41,412,298	100.0%

The industry composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Education	$5,894,685	$5,894,685	14.2%
Food & Beverage	2,971,281	2,971,281	7.2%
Health & Wellness	12,652,726	12,652,726	30.5%
Technology – Aerospace	4,458,657	4,458,657	10.8%
Technology – Business	8,485,437	8,485,437	20.5%
Technology – Consumer	4,009,478	4,009,478	9.7%
Technology – Health & Wellness	2,940,034	2,940,034	7.1%
Total	$41,412,298	$41,412,298	100.0%

Subsequent to the Formation Transaction, on March 7, 2025, the Company invested $13.0 million into a first lien senior secured term loan with FanFixApp, LLC. Warrants of 52,802 were issued to the Company with this loan and are convertible into ordinary shares of the company.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) for the period ended March 31, 2025:

For the period from the Commencement of Operations through March 31, 2025
Investments:
Total investments, beginning of period	$-
Investments acquired from the Legacy Fund	41,412,298
Payments for purchases of investments in portfolio companies	13,000,000
Paid-in-kind interest income	1,516
Proceeds from loan repayments on investments in portfolio companies	(109,375)
Proceeds from deferred loan fees	(162,500)
Amortization of deferred loan fees	35,935
Accretion of warrant discount	139,374
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(11,309)
Total Investments, End of Period	$54,305,939

Number of portfolio companies	11

The composition of the investment portfolio at cost and fair value consisted of the following as of March 31, 2025:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$50,344,414	$50,344,414	92.7%
Warrants	3,972,834	3,961,525	7.3%
Total	$54,317,248	$54,305,939	100.0%

The industry composition of investments at cost and fair value was as follows as of March 31, 2025:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Education	$5,899,908	$5,899,908	10.9%
Food & Beverage	2,972,500	2,972,500	5.5%
Health & Wellness	12,644,179	12,644,179	23.3%
Technology – Aerospace	4,460,924	4,460,924	8.2%
Technology – Business	8,498,429	8,487,120	15.6%
Technology – Consumer	4,022,087	4,022,087	7.4%
Technology – Health & Wellness	2,951,688	2,951,688	5.4%
Technology – Marketplace	12,867,533	12,867,533	23.7%
Total	$54,317,248	$54,305,939	100.0%

The geographic composition of investments at cost and fair value was as follows as of March 31, 2025:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$54,317,248	$54,305,939	100.0%
Total	$54,317,248	$54,305,939	100.0%

Portfolio Asset Quality

Portfolio management and reporting.

The Investment Adviser monitors our portfolio companies on an ongoing basis, including financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. In connection with evaluating and monitoring the performance and fair value of our investments, the Investment Adviser may take one or more of the following actions, among others:

●	assessment of success of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

●	participation at Board meetings through a designated seat or as an observer;

●	comparisons to other companies in the portfolio company’s industry; and

●	review of monthly or quarterly financial statements and financial metrics for portfolio companies.

The Company will maintain a “hands on” approach to communication with the portfolio companies. At least quarterly, and often monthly, the Company will receive financial reports from the portfolio companies and track performance relative to prior periods. Using this data, the Company will use a credit rating system to analyze the quality of its debt investments on a quarterly basis. Each portfolio company will be rated on a scale between 1 and 5. A rating of 4 represents the rating for a standard level of risk; this rating will be assigned to all portfolio companies at inception of the initial investment. A rating of 5 represents an improved and better credit quality than existed at the time of its original underwriting. A rating of 3 indicates that the borrower is exhibiting some underperformance in one or more key operating metrics but the overall credit quality and risk of loss of principal is deemed low. The Company expects most portfolio companies to be rated a 4 or a 3 while active borrowers. A rating of 2 or 1 represents a deteriorating credit quality and an increased risk of loss of principal.

The Company will closely monitor all portfolio companies, but especially those rated a 1 or 2, for adverse developments. In addition, the Company will maintain regular contact with the management, board of directors, and/or major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

LAGO Proprietary Credit Rating System

5	The borrower is outperforming revenue milestones, operating milestones and other operating metrics, or has achieved a size in considerable excess relative to that at position inception, or has raised, or is expected to raise, additional capital in excess of the Company’s underwriting assumptions. Generally, when a borrower is in this category, its enterprise value likely greatly exceeds its loan balance (LTV <= 20%), it may have cash flow positive operations or sufficient cash resources to cover the remaining balance of the loan, there is strong potential for warrant gains, and there is a high likelihood that the borrower will receive favorable future financing to support operations. There is no principal loss expected.

4	The borrower is a new portfolio company, and/or it is achieving revenue milestones, operating milestones and other operating metrics generally as expected, or has raised, or is expected to raise, additional capital as expected, if deemed necessary. Generally, when a borrower is in this category, its enterprise value likely comfortably exceeds its loan balance (LTV <= 40%), it has sufficient cash resources over the near to medium term or has the ability to raise additional capital as needed, and there continues to be potential for warrant gains. There is no principal loss expected.

3	The borrower has repeated material underperformance in achieving revenue milestones, operating milestones and other operating metrics, or has materially delayed or underperformed in raising additional capital as expected, if deemed necessary. Generally, when a borrower is in this category, its enterprise value likely still comfortably exceeds its loan balance (LTV <=60%), it has sufficient cash resources over the near to medium term or has the ability to raise additional capital as needed, and there continues to be some potential for warrant gains. There is no principal loss expected.

2	The borrower has significantly underachieved expected revenue milestones, operating milestones and other operating metrics, or has raised, or is expected to raise, less capital than expected under less desirable terms, if deemed necessary. Generally, when a borrower falls in this category, its enterprise value likely exceeds its loan balance, but with a higher variance and a level with significantly lower equity cushion than expected (LTV <=80%), its liquidity and ability to raise additional capital is significantly less than desired, and it is unlikely that there will be warrant gains. There is no or minimal current loss expected and low-to-moderate potential for future principal loss.

1	The borrower’s performance is well below expectations across revenue and operating metrics; its ability to arrest declining performance is doubtful; and has likely not raised sufficient capital to operate effectively or retire its debt obligation to the Company. Generally, when a borrower falls in this category, its enterprise value may not exceed its loan balance (LTV > 80%), it is likely to have insufficient cash to operate according to its plan over the near to medium term and its ability to raise additional capital is questionable, and there is no potential for warrant gains. There is a high degree of risk of principal loss.

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2025:

	March 31, 2025
Investment Risk Rating	Fair Value	% of Total Investments at Fair Value
4	$50,344,414	100.0%
Total	$50,344,414	100.0%

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, or if our management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of March 31, 2025, no loans to portfolio companies were on non-accrual status.

Results of Operations

The following table represents the operating results for the period from the Commencement of Operations through March 31, 2025:

For the period from the Commencement of Operations through March 31, 2025
Total investment income	$847,769
Net expenses	424,800
Net investment income	422,969
Net unrealized gain (loss)	(11,309)
Net realized gain (loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$411,660

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the period from the Commencement of Operations through March 31, 2025 was as follows:

For the period from the Commencement of Operations through March 31, 2025
From non-controlled / non-affiliated investments:
Interest income	$632,515
OID Accretion	33,844
PIK interest	1,516
Warrant accretion	139,374
Amendment fee accretion	2,091
Total from non-controlled / non-affiliated investments:	809,340
Other interest income	38,429
Total Investment Income	$847,769

For the period from the Commencement of Operations through March 31, 2025, total investment income was $847,769, the majority of which was driven by interest income on the senior secured term loan investments.

For the period from the Commencement of Operations through March 31, 2025, total investment income from non-controlled / non-affiliated investments was $809,340, which represents an approximate yield of 21.0% on the investments during the period.

Expenses

Total expenses were made up of the following for the period ended March 31, 2025:

For the period from the Commencement of Operations through March 31, 2025
Interest expense	$84,423
Base Management Fees	57,458
Incentive fees	71,978
Professional fees	139,096
Board of Trustees’ expense	38,000
Administration fees	23,329
Other general and administrative expenses	10,516
Total expenses	$424,800

The Company entered into the Investment Advisory Agreement with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee (“Base Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the base Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

Management Fees

For the period from the Commencement of Operations through March 31, 2025, Base Management Fees were $57,458. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the period from the Commencement of Operations through March 31, 2025, Incentive Fees were $71,978. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Related Party Transactions.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Administration fees include transfer agent and legal administration services. Other general and administrative expenses include custody fees and insurance costs.

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Related Party Transactions.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code. To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax for any undistributed income. For the period from the Commencement of Operations through March 31, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

For the period from the Commencement of Operations through March 31, 2025
Net change in unrealized gain (loss) on investments	$(11,309)
Net Unrealized Gain (Loss) on Investments	$(11,309)

The net change in unrealized gains (losses) for the period from the Commencement of Operations through March 31, 2025 was due to the depreciation of value in the Company’s portfolio investments.

Financial Condition, Liquidity and Capital Resources

The Company generates cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of its investments. It may also fund a portion of its investments through borrowings from borrowings under the KeyBank Credit Facility, and issuances of senior securities, including before it has fully invested the proceeds of the Private Offering. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders.

Net Assets

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, which represented all of the issued and outstanding Shares of the Company, at an offering price of $25.00 per share for an aggregate purchase price of $25,000. On March 3, 2025, as a result of the Formation Transaction, the equity interests of the Legacy Fund held by the Legacy Fund Members were converted into Shares. Immediately thereafter, such Shares were distributed to the Legacy Fund Members.

The following table sets forth Share issuances life-to-date through the period ended March 31, 2025.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767

The Company paid cash distributions to its shareholders for the period from the Commencement of Operations through March 31, 2025 related to the acquired distribution payable of $832,648.

On March 27, 2025, the Company declared a dividend of $0.14 per share for Shareholders of record as of March 31, 2025, for a total amount of $381,308. See Note 8 – Net Assets.

Share Repurchase Program

The Company does not intend to list its Shares on a securities exchange and does not expect there to be a public market for its shares. As a result, investors’ ability to sell Shares will be limited.

Two years after the date on which the Company commences the Private Offering, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually up to 10% of outstanding Shares (by number of Shares). Under the share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). Any Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The Board may amend or suspend the share repurchase program if, in its reasonable judgment, it deems such action to be in the Company’s best interest and the best interest of its shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

The Company did not make any share repurchases for the period from the Commencement of Operations through March 31, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) including our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2025, our asset coverage ratio was approximately 623% and our asset coverage ratio per unit was approximately $623.

The Company has $13.0 million of gross outstanding borrowings as of March 31, 2025 and does not have any preferred shares as of March 31, 2025. As such, the Company is in compliance with the 150% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had the following commitments to fund various delayed draw senior secured loans and an uncommitted accordion. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded
Galileo Learning LLC	Education	Delayed draw term loan	$2,000,000	$-	$2,000,000
Organixx	Food & Beverage	Delayed draw term loan	1,000,000	-	1,000,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	7,000,000	-	7,000,000
Fortem Technologies, Inc.	Technology – Aerospace	Delayed draw term loan	5,000,000	-	5,000,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	-	16,000,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Total			$36,666,667	$-	$36,666,667

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement

●	the Expense Support and Conditional Reimbursement Agreement

●	the Administration and Fund Services Agreement

●	the License Agreement

Further, the Company intends to co-invest from time to time, and intends to make co-investments with certain affiliates of the Investment Adviser.

See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of April 1, 2025, the Company sold 650,150 Shares at a price per Share of $25.01 (with the final number of shares being determined on April 16, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,260,250.

	NAV	Shares	Amount
April 1, 2025	$25.01	650,150	$16,260,250

Investment Activity

The Company has not funded any additional investments from March 31, 2025 through the date of this filing.

Distributions

The Company paid cash distributions to its shareholders for the period from the Commencement of Operations through March 31, 2025 related to the acquired distribution payable of $832,648.

On April 15, 2025, the Company paid the dividend of $0.14 per share for Shareholders of record as of March 31, 2025, for a total amount of $381,308.

Other Activity

On April 2, 2025, the Company repaid its $13,000,000 of gross outstanding borrowings to KeyBank. The Company had $0 of gross outstanding borrowings to KeyBank as of the date of this filing.

On May 5, 2025, the Company entered into a loan servicing agreement with Alter Domus (US) LLC (“AD” or “Servicer”), a Delaware limited liability company, pursuant to which AD will provide servicing and administrative functions for the Company’s portfolio of loans.

On May 5, 2025, the Company entered into the First Amendment to the Loan and Security Agreement dated February 28, 2025, by and among LAGO Evergreen SPE, LLC, as borrower, the Company, as servicer and as originator, LAGO Asset Management, LLC, as investment manager, the lenders and KeyBank National Association, as syndication agent and as agent for the lenders.

The First Amendment to the Loan and Security Agreement amends the Loan and Security Agreement to, among other things, add Alter Domus as the entity responsible for the provision of certain servicing and administrative functions under the Loan and Security Agreement.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board (including any committee thereof).

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Investment Adviser as the valuation designee (the “Valuation Designee”) responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

In calculating the value of total assets, the Valuation Designee values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined, in good faith, by the Valuation Designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Investment Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. As the majority of the Company’s portfolio is made up of Level 3 assets under ASC 820, it is expected that market quotations will generally not be readily available. The Investment Adviser has engaged a third-party valuation firm to assist in the determination of fair value on a quarterly basis. The Valuation Designee and the independent valuation firm consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

As part of the valuation process, the Valuation Designee takes into account relevant factors in determining the fair value of the Company’s investments, including, but not limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity);

●	the portfolio company’s ability to make payments based on its earnings and cash flow;

●	the nature and realizable value of any collateral or expected cash proceeds upon exit;

●	recent transactions of the portfolio company or peers;

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	the markets in which the portfolio company does business;

●	a comparison of the portfolio company’s securities to any similar publicly traded securities; and

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee has approved a multi-step valuation process that will be performed on a quarterly basis, as described below:

(1)

each portfolio company or investment is initially valued by the investment professionals of the Valuation Designee responsible for the portfolio investment or through the use of the independent valuation firm;

(2)	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;

(3)	the Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of its valuation committee and the applicable independent valuation firm.

This valuation process is conducted on a quarterly basis.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Valuation Designee applies the valuation policy approved by the Company’s Board that is consistent with ASC 820.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Our accounting policy regarding the fair value of our investments is critical because the determination of fair value involves subjective judgments and requires the use of estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of our investments may differ from the amounts that we ultimately realize or collect from sales or maturities of our investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of an investment may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk.

Investment Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt securities and equity-related securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we will fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $13 million of gross debt obligations outstanding as of March 31, 2025, and $0 as Commencement of Operations. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Credit Risk

Credit risk arises from the possibility that borrowers, or counterparties may fail to meet their financial obligations. While we plan to originate, and otherwise invest, primarily in senior secured loans, we may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the lien are each of great importance. The Investment Adviser actively manages this risk by evaluating the creditworthiness of borrowers and counterparties, establishing credit limits, and using appropriate collateral or guarantees where applicable. Additionally, the Investment Adviser diversifies its portfolio of investments to mitigate the impact of any individual credit exposure. While the Investment Adviser believes that the credit risk exposure is manageable, changes in economic conditions or customer credit profiles could impact the collectability of the receivables and the performance of our investments.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Investment Adviser is currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company or the Investment Adviser.

From time to time, the Company or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A. Risk Factors

As of March 31, 2025, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 3, 2025, as amended on April 17, 2025 and May 2, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In conjunction with the merger of the Legacy Fund with and into the Company, which occurred on March 3, 2025, the Company issued 2,722,630.716 for total proceeds of $68,065,767 as payment for such Shares to the Legacy Fund Members in connection with the Formation Transaction.

As of April 1, 2025, the Company sold 650,150 Shares at a price per Share of $25.01 (with the final number of shares being determined on April 16, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,260,250.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 3, 2025, by and between the Company, LAGO Evergreen Credit, LLC and the Legacy Fund Members (for the limited purposes set forth therein)
3.1	Agreement and Declaration of Trust
3.2	Bylaws
10.1	Investment Advisory Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (Previously filed as an exhibit to the registration Statement on Form 10 (File No. 000-56728) filed with the SEC on March 3, 2025.
10.2	Administration and Fund Services Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (Previously filed as an exhibit to the registration Statement on Form 10 (File No. 000-56728) filed with the SEC on March 3, 2025.
10.3	Expense Support and Conditional Reimbursement Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (Previously filed as an exhibit to the registration Statement on Form 10 (File No. 000-56728) filed with the SEC on March 3, 2025.
10.4	License Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (Previously filed as an exhibit to the registration Statement on Form 10 (File No. 000-56728) filed with the SEC on March 3, 2025.
10.5	Loan and Security Agreement, dated February 28, 2025, between LAGO Evergreen SPE, LLC, as Borrower, the Investment Adviser, as the Investment Manager, the Company, as the Originator and Servicer, the Keybank National Association as the Syndication Agent and the Lenders party thereto*
10.6	Loan Servicing Agreement, dated May 5, 2025, by and between the Company and Alter Domus.
10.7	First Amendment to the Loan and Security Agreement, dated May 5, 2025, by and between LAGO Evergreen SPE, LLC, as borrower, the Company, as servicer and as originator, LAGO Asset Management, LLC, as investment manager, the lenders and KeyBank National Association, as syndication agent and as agent for the lenders.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAGO Evergreen Credit

By:	/s/ Tim Gottfried
	Name:	Tim Gottfried
	Title:	Chief Executive Officer and Chairman of the Board of Trustees

Date: May 14, 2025

LAGO Evergreen Credit

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer

Date: May 14, 2025