Form 10-Q
period 2025-06-30
LAGO Evergreen Credit
filed 2025-08-11
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56728

LAGO Evergreen Credit

(Exact name of registrant as specified in charter)

Delaware	33-1867642
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 3540 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

773-417-5246

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities to be registered pursuant to Section 12(g) of the Act:

Shares of beneficial interest, par value $0.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2025, the registrant had 3,869,487 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Statement of Assets and Liabilities as of June 30, 2025 (unaudited)	1

Consolidated Statements of Operations for the three months ended June 30, 2025 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through June 30, 2025 (unaudited)	2

Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2025 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through June 30, 2025 (unaudited)	3

Consolidated Statement of Cash Flows for the period from March 3, 2025 (“Commencement of Operations”) through June 30, 2025 (unaudited)	4

Consolidated Schedule of Investments as of June 30, 2025 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities.	41

Item 4. Mine Safety Disclosures.	41

Item 5. Other Information.	41

Item 6. Exhibits.	42

SIGNATURES	43

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about LAGO Evergreen Credit (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
changes in political, economic or industry conditions;
•
the interest rate environment or conditions affecting the financial and capital markets;
•
the ability of LAGO Asset Management, LLC (the “Investment Adviser”) to locate suitable investments for the Company and to monitor and administer the Company’s investments;
•
the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;
•
risk associated with possible disruptions in the Company’s operations or the economy generally;
•
the timing of cash flows, if any, from the operations of the companies in which the Company invests;
•
the ability of the companies in which the Company invests to achieve their objectives;
•
the dependence of the Company’s future success on the general economy and its effect on the industries in which the Company invests;
•
the use of borrowed money to finance a portion of the Company’s investments;
•
the adequacy, availability, and pricing of the Company’s financing sources and working capital;
•
actual or potential conflicts of interest with the Investment Adviser and its affiliates;
•
contractual arrangements and relationships with third parties;
•
potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;
•
the disruption of global shipping activities;
•
the impact of changing regulations and implementation of tariffs on goods;
•
the impact of geo-political conditions, including those arising out of the Russia-Ukraine war and the Israel-Hamas war, and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest; and
•
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAGO Evergreen Credit

Consolidated Statement of Assets and Liabilities

June 30, 2025
(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments (cost of $75,313,593 at June 30, 2025)	$76,388,664
Cash and cash equivalents	34,528,583
Interest receivable	859,966
Prepaid expenses and other assets	106,800
Total assets	$111,884,013
Liabilities
Base Management Fees payable	$247,544
Income Incentive fees payable	295,924
Capital Gains Incentive fees payable	215,014
Accrued Board of Trustees’ fees	38,000
Accrued audit and tax fees	147,999
Accrued expenses and other liabilities	207,679
Distribution payable	1,686,890
Line of credit, net of deferred financing costs	23,799,285
Total liabilities	$26,638,335
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (3,373,781 shares issued and outstanding at June 30, 2025)	33,738
Paid-in-capital in excess of par value	84,317,279
Total distributable earnings (loss)	894,661
Total net assets	85,245,678
Total liabilities and net assets	$111,884,013
Net asset value per share	$25.27

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2025	For the period March 3, 2025 (“Commencement of Operations”) through June 30, 2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$2,619,613	$3,428,953
Other interest income	228,407	266,836
Total investment income	2,848,020	3,695,789
Expenses:
Interest expense	228,934	313,357
Base Management Fees	247,544	305,002
Income Incentive fees	295,924	370,164
Capital Gains Incentive fees	212,085	209,823
Professional fees	264,547	403,643
Board of Trustees’ fees	39,322	77,322
Administration fees	65,510	88,839
Other general and administrative expenses	29,335	39,851
Total expenses	1,383,201	1,808,001
Net investment income (loss)	1,464,819	1,887,788
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	1,086,380	1,075,071
Net realized and unrealized gain (loss) on investments	1,086,380	1,075,071
Net increase (decrease) in net assets resulting from operations	$2,551,199	$2,962,859

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the period March 3, 2025 (“Commencement of Operations”) through June 30, 2025	Shares	Par amount	Paid in capital in excess of par	Distributable earnings (losses)	Total net assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541	-	68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	1,887,788	1,887,788
Net change in unrealized gain (loss) on investments	-	-	-	1,075,071	1,075,071
Distributions declared to shareholders	-	-	-	(2,068,198)	(2,068,198)
Issuance of common shares	650,150	6,502	16,253,748		16,260,250
Total increase for the period from March 3, 2025 (“Commencement of Operations”) through June 30, 2025	3,372,781	33,728	16,253,748	894,661	17,154,911
Balance at June 30, 2025	3,373,781	$33,738	$84,317,279	$894,661	$85,245,678

	Common Shares
For the Three Months Ended June 30, 2025	Shares	Par amount	Paid in capital in excess of par	Distributable earnings (losses)	Total net assets
Balance at March 31, 2025	2,723,631	$27,236	$68,063,531	$30,352	$68,121,119
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	1,464,819	1,464,819
Net change in unrealized gain (loss) on investments	-	-	-	1,086,380	1,086,380
Distributions declared to shareholders	-	-	-	(1,686,890)	(1,686,890)
Issuance of common shares	650,150	6,502	16,253,748	—	16,260,250
Total increase for the Three Months Ended June 30, 2025	650,150	6,502	16,253,748	864,309	17,124,559
Balance at June 30, 2025	3,373,781	$33,738	$84,317,279	$894,661	$85,245,678

1 See Note 1 – Organization for further information related to the Formation Transaction.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statement of Cash Flows

(unaudited)

For the period March 3, 2025 (“Commencement of Operations”) through June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,962,859
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(1,075,071)
Paid-in-kind interest income	(10,566)
Amortization of deferred loan fees	(140,573)
Accretion of warrant discount	(538,406)
Amortization of deferred financing costs	85,009
Payments for purchases of investments in portfolio companies	(34,800,000)
Proceeds from loan repayments on investments in portfolio companies	1,118,750
Proceeds from deferred loan fees	469,500

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	27,586,601
(Increase) decrease in interest receivable	(443,047)
(Increase) decrease in prepaid expenses and other assets	(106,800)
Increase (decrease) in Base Management Fees payable	67,589
Increase (decrease) in Income Incentive Fees payable	52,668
Increase (decrease) in Capital Gains Incentive Fees payable	209,822
Increase (decrease) in accrued audit and tax fees	73,999
Increase (decrease) in accrued Board of Trustees’ fees	38,000
Increase (decrease) in accrued expenses and other liabilities	192,679
Net cash provided by (used in) operating activities	(4,256,987)

Cash flows from financing activities:
Payment of deferred financing costs	(1,285,724)
Gross borrowings on line of credit	38,000,000
Repayments of line of credit	(13,000,000)
Proceeds from issuance of common shares	16,260,250
Distribution paid	(1,213,956)
Net cash provided by (used in) financing activities	38,760,570

Net change in cash and cash equivalents	34,503,583
Cash and cash equivalents, beginning of period	25,000
Cash and cash equivalents, end of period	$34,528,583

Supplemental Disclosure of Cash-Flow Information
Distribution declared during the period	$2,068,198
Cash paid for interest	161,128
Issuance of common shares in connection with the Formation Transaction[1]	68,065,767

1 On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
SE Ranking	Second lien senior secured term loan	SOFR + 7.5%	11/30/2028	$6,000,000	$5,883,581	$5,883,581
Sub-total: Application Software				6,000,000	5,883,581	5,883,581	6.90%
Consumer Finance
Atlas Card	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,983,982	1,983,982
Sub-total: Consumer Finance				2,000,000	1,983,982	1,983,982	2.33%
Data Processing
Capacity (AI Software)	First lien senior secured term loan	PRIME + 6.5% (1.0% PIK)	6/13/2029	8,403,967	6,636,860	6,636,860
Sub-total: Data Processing				8,403,967	6,636,860	6,636,860	7.79%
Education
Galileo Learning, LLC	First lien senior secured term loan	SOFR + 8.0%	11/25/2027	6,000,000	5,862,234	5,862,234
Sub-total: Education				6,000,000	5,862,234	5,862,234	6.88%
Food & Beverage
Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	3,000,000	2,976,250	3,039,900
Sub-total: Food & Beverage				3,000,000	2,976,250	3,039,900	3.57%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 8.5%	9/30/2026	4,000,000	3,810,287	3,810,287
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2026	8,421,875	7,261,101	7,626,008
Sub-total: Health & Wellness				12,421,875	11,071,388	11,436,295	13.42%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 9.0%	10/22/2027	3,600,000	3,542,479	3,542,479
Sub-total: Technology – Aerospace				3,600,000	3,542,479	3,542,479	4.16%
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	3,000,000	2,751,696	2,751,696
Roq.Ad, Inc.	First lien senior secured term loan	SOFR + 7.25%	2/27/2029	5,504,672	5,405,227	5,405,227
Tulip.IO, Inc. (j)	First lien senior secured term loan	PRIME + 4.0% (2.0% PIK)	11/4/2028	1,008,361	1,008,361	1,008,361
Sub-total: Technology – Business				9,513,033	9,165,284	9,165,284	10.75%
Technology - Consumer
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	6,000,000	4,977,019	4,977,019
Sub-total: Technology - Consumer				6,000,000	4,977,019	4,977,019	5.84%
Technology – Health & Wellness
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 8.5%	2/25/2028	3,000,000	2,669,464	2,669,464
Sub-total: Technology – Health & Wellness				3,000,000	2,669,464	2,669,464	3.13%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	13,000,000	11,812,668	11,812,668
Sub-total: Technology – Marketplace				13,000,000	11,812,668	11,812,668	13.86%
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	2,400,000	2,219,415	2,219,415
Sub-total: Technology – Property				2,400,000	2,219,415	2,219,415	2.60%

LAGO Evergreen Credit

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Total: Debt Investments				75,338,875	68,800,624	69,229,181	81.21%

LAGO Evergreen Credit

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Strike Price	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Warrant Investments
Application Software
SE Ranking	Warrants	6/3/2025	32	Common Stock	$1,290.8900	6/3/2035	$58,144	$58,144
Sub-total: Application Software							58,144	58,144	0.07%
Consumer Finance
Atlas Card	Warrants	6/3/2025	9,584	Series B-2 Preferred Stock	$4.1824	6/3/2035	6,429	6,429
Sub-total: Consumer Finance							6,429	6,429	0.01%
Data Processing
Capacity (AI Software)	Warrants	6/13/2025	(i)	Series D Common Shares	$0.0100	6/13/2035	1,620,218	1,620,218
Sub-total: Data Processing							1,620,218	1,620,218	1.90%
Education
Galileo Learning, LLC	Warrants	3/3/2025	60	Common units	$0.0001	11/25/2034	52,008	44,616
Sub-total: Education							52,008	44,616	0.05%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	$0.001	9/30/2034	196,874	290,737
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	$0.001	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness							1,739,874	2,412,362	2.83%
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	$0.61	10/22/2034	24,667	47,096
Sub-total: Technology – Aerospace							24,667	47,096	0.06%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	$0.0001	12/23/2034	240,300	264,781
Roq.Ad, Inc.	Warrants	3/3/2025	194,987	Series A-1 Preferred stock	$1.2914	2/27/2035	83,115	83,115
Sub-total: Technology – Business							323,415	347,896	0.41%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	$0.0001	9/12/2034	1,051,213	985,721
Sub-total: Technology - Consumer							1,051,213	985,721	1.16%
Technology – Health & Wellness
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	$0.0001	2/25/2035	313,800	313,800
Sub-total: Technology – Health & Wellness							313,800	313,800	0.37%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	$0.0001	3/6/2035	1,164,801	1,164,801
Sub-total: Technology – Marketplace							1,164,801	1,164,801	1.37%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	$0.3100	5/30/2035	158,400	158,400
Sub-total: Technology – Property							158,400	158,400	0.19%

LAGO Evergreen Credit

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Strike Price	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Total: Warrant Investments							6,512,969	7,159,483	8.40%
Total Investments							$75,313,593	$76,388,664	89.61%

				Interest Rate		Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund				4.24%		7,657,468	$7,657,468	$7,657,468	8.98%
Total Cash Equivalents							7,657,468	7,657,468	8.98%
Total Investments and Cash Equivalents							$82,971,061	$84,046,132	98.59%

a.
All investments are domiciled in the United States unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and are deemed to be “restricted securities” under the Securities Act.
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
d.
The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 4.32% as of June 30, 2025. The 3-month SOFR 30-day average reference rate was 4.34% as of June 30, 2025. The Prime Rate was 7.50% as of June 30, 2025.
e.
Principal is net of repayments.
f.
These investments were valued using unobservable inputs and are considered Level 3 investments.
g.
The Company has been issued warrants to purchase 1.011% of fully diluted shares. The expiration date is defined in the warrant agreement as any time prior to certain sale transactions, which generally includes any liquidation events.
h.
The Company has been issued warrants to purchase 5.0% of fully diluted shares.
i.
The Company has been issued warrants to purchase 0.36% of fully diluted shares as of December 31, 2025.
j.
As of June 30, 2025, the Company has one foreign domiciled portfolio company, Tulip.IO, Inc., based in Canada. In total, foreign domiciled portfolio investments represent 1.2% of total net asset value based on fair value.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

LAGO Evergreen Credit (the “Company”) is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company qualifies and intends to elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware statutory trust on October 30, 2024, and filed its initial registration statement on Form 10 on March 3, 2025 as subsequently amended on April 17, 2025 and May 2, 2025.

The Company is managed by LAGO Asset Management, LLC (the “Investment Adviser”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board of Trustees (the "Board"), manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser oversees the Company and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to maximize the total return generated from its portfolio, which the Company expects to include current income from its debt investments as well as capital appreciation from equity and equity-related investments such as warrants. The Company’s focus will be primarily on floating rate senior secured term loan investments and, to a lesser extent, other types of junior loans and equity-related securities, such as convertible notes, warrants, and preferred or common stock. The Company’s secured loans are expected to be collateralized with security interests in the assets of the borrowers, which the Company expects will typically take the form of first-priority liens on some or all of the assets of the borrower. To the extent that another lender to the portfolio company retains the first-priority lien on some or all of the assets of the borrower, such as when another lender provides a revolving credit facility, the Company may structure its loan as a second-priority lien on any such encumbered assets and seek the opportunity to structure a first-lien on any unencumbered assets, such as intellectual property. The Company’s position as a secured lender and, in particular in the case where the Company is the sole, first lien lender, enables it to exert influence over the borrower with respect to access to management, monitoring performance, and increasing the likelihood of positive outcomes in the event that the borrower underperforms or becomes distressed. In connection with the Company's lending activities, the Company expects to frequently receive “equity kickers” in the form of warrants and rights-to-invest equity in its borrowers, which have the potential to enhance returns above that typically generated from portfolios consisting solely of credit positions. The Company expects a majority of its warrants to be structured with a “cashless exercise” feature which does not require additional capital investment to benefit from any upside appreciation. The Company has adopted a policy to invest at least 80% of its assets in “credit,” which the Company defines as debt investments made in exchange for regular interest payments, under Section 59 and Rule 35d-1 under the 1940 Act.

Subject to the approval of the Board, the Company is conducting a continuous and perpetual private offering (the “Private Offering”) of its shares of common beneficial interests, par value of $0.01 per share (the “Shares”), in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. At each closing, an investor purchases Shares pursuant to a subscription agreement entered into with the Company. See Note 8 - Net Assets for additional information on the Company’s share activity.

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, at an offering price of $25.00 per share for an aggregate purchase price of $25,000. Other than the sale of Shares to the Investment Adviser, the Company had not commenced operations as of December 31, 2024.

On March 3, 2025, immediately prior to the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the “Legacy Fund”) merged with and into the Company with the Company continuing as the surviving entity (the “Formation Transaction”). As a result of the Formation Transaction, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were converted into Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies, (“ASC Topic 946”) and pursuant to Regulation S-X.

Principles of Consolidation

Under ASC Topic 946 the Company is precluded from consolidating any entity other than an investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries which provide services to the Company in its consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds its portfolio investments. All intercompany account balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. The Company sweeps excess cash into a money market treasury fund on a daily basis to reduce the risk that deposits at individual financial institutions exceed the Federal Deposit Insurance Company insurance limit. Cash equivalents in money market mutual funds are fair valued under the market approach through the use of quoted market prices in an active market, which is the net asset value ("NAV") of the funds, and are classified within Level 1 of the valuation hierarchy as further described below.

Income Taxes

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code commencing with its taxable period ending on December 31, 2025, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

The Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion (“GloBe”) model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced that they intend to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. The Company has concluded that it falls outside the scope of the Pillar Two rules but will continue to monitor potential future applicability and changes to these rules.

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

See Note 3 - Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires the Company to value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board.

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

•
the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity);
•
the portfolio company’s ability to make payments based on its earnings and cash flow;
•
the nature and realizable value of any collateral or expected cash proceeds upon exit;
•
recent transactions of the portfolio company or peers;
•
the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;
•
the markets in which the portfolio company does business;
•
a comparison of the portfolio company’s securities to any similar publicly traded securities; and
•
overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future; and

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee has approved a multi-step valuation process that will be performed on a quarterly basis, as described below:

(1)
each portfolio company or investment is initially valued by the investment professionals of the Valuation Designee responsible for the portfolio investment or through the use of the independent valuation firm;
(2)
preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee; and
(3)
the Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of its valuation committee and the applicable independent valuation firm.

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

Interest Income

The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. It does not accrue as a receivable interest on loans and debt securities for accounting purposes if it has reason to doubt its ability to collect such interest.

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of June 30, 2025, no loans to portfolio companies were on non-accrual status.

Distributions

Distributions to shareholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Segment Reporting

In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Advisory Agreement will be effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

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

The Company recorded the Base Management Fee expense of $247,544 for the three months ended June 30, 2025 and $305,002 for the period from the Commencement of Operations through June 30, 2025, for a total Base Management Fee payable of $247,544 as of June 30, 2025.

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

•
No Income Incentive Fee will be payable in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns (as defined below) do not exceed a quarterly return to investors of 1.5% of the Company’s net asset value for that immediately preceding calendar quarter (the “Hurdle Rate”).
•
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
•
15% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed the Catch-Up Rate, reflecting that once the Hurdle Rate is reached, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are paid to the Investment Adviser.

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Base Management Fee, expenses payable under the Investment Advisory Agreement or Administration Agreement ), and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee.

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

The Company recorded an Income Incentive Fee expense of $295,924 for the three months ended June 30, 2025 and $370,164 for the period from the Commencement of Operations through June 30, 2025. The total Income Incentive Fee payable was $295,924 as of June 30, 2025.

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

In determining the Capital Gains Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. For the purposes of this calculation, “original cost” of the investment shall include cash deployed into the investment, excluding any capitalized PIK. “Net sales price” shall include cash proceeds generated from the investment, excluding any income recorded that is subject to the Income Incentive Fee as described above. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Capital Gains Incentive Fee payable equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.

The Company recorded a Capital Gains Incentive Fee expense of $212,085 and $209,823 for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, respectively. The total Capital Gains Incentive Fee payable was $215,014 as of June 30, 2025, which includes Capital Gains Incentive Fees payable acquired as part of the Formation Transaction.

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

As of June 30, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. As the Company has not reached Milestone 1 by raising capital of $100 million from external subscribers as of June 30, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025.

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

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company. All of the Company’s investments are deemed Non-Controlled / Non-Affiliated as of June 30, 2025.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$60,697,628	$61,126,185	80.0%
Second lien senior secured term loans	8,102,996	8,102,996	10.6%
Warrants	6,512,969	7,159,483	9.4%
Total	$75,313,593	$76,388,664	100.0%

Refer to Note 5 – Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$5,941,725	$5,941,725	7.8%
Consumer Finance	1,990,411	1,990,411	2.6%
Data Processing	8,257,078	8,257,078	10.8%
Education	5,914,242	5,906,850	7.7%
Food & Beverage	2,976,250	3,039,900	4.0%
Health & Wellness	12,811,262	13,848,657	18.1%
Technology – Aerospace	3,567,146	3,589,575	4.7%
Technology – Business	9,488,699	9,513,180	12.5%
Technology – Consumer	6,028,232	5,962,740	7.8%
Technology – Health & Wellness	2,983,264	2,983,264	3.9%
Technology – Marketplace	12,977,469	12,977,469	17.0%
Technology – Property	2,377,815	2,377,815	3.1%
Total	$75,313,593	$76,388,664	100.0%

As of June 30, 2025 and for the three months then ended and for the period from the Commencement of Operations through June 30, 2025, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for Three Months Ended June 30, 2025	Percentage of Total Investment Income for period from the Commencement of Operations through June 30, 2025	Percentage of Total Assets as of June 30, 2025
Youth Opportunity Investments, LLC	19.5%	20.2%	8.7%
FanFixApp, LLC	21.5%	21.0%	11.6%

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2025 were as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$61,126,185	$61,126,185
Second lien senior secured term loans	-	-	8,102,996	8,102,996
Warrants	-	-	7,159,483	7,159,483
Total investments before cash equivalents	$-	$-	$76,388,664	$76,388,664
Money market treasury fund	7,657,468	-	-	7,657,468
Total investments after cash equivalents	$7,657,468	$-	$76,388,664	$84,046,132

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs:

	For the Three Months Ended June 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Warrants	Total
Total fair value of investments in portfolio companies at March 31, 2025	$50,344,414	$-	$3,961,525	$54,305,939
Purchases of investments in portfolio companies	11,076,409	8,183,456	2,540,135	21,800,000
Paid-in-kind interest income	9,050	-	-	9,050
Proceeds from loan repayments on investments in portfolio companies	(1,009,375)	-	-	(1,009,375)
Proceeds from deferred loan fees	(223,000)	(84,000)	-	(307,000)
Amortization of deferred loan fees	102,854	1,784	-	104,638
Accretion of warrant discount	397,276	1,756	-	399,032
Net change in unrealized gain (loss)	428,557	-	657,823	1,086,380
Total fair value of investments in portfolio companies at June 30, 2025	$61,126,185	$8,102,996	$7,159,483	$76,388,664

	For the period from the Commencement of Operations through June 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Warrants	Total
Total fair value of investments in portfolio companies at Commencement of Operations	$-	$-	$-	$-
Investments in portfolio companies acquired from Legacy Fund	38,604,265	-	2,808,033	41,412,298
Purchases of investments in portfolio companies	22,911,608	8,183,456	3,704,936	34,800,000
Paid-in-kind interest income	10,566	-	-	10,566
Proceeds from loan repayments on investments in portfolio companies	(1,118,750)	-	-	(1,118,750)
Proceeds from deferred loan fees	(385,500)	(84,000)	-	(469,500)
Amortization of deferred loan fees	138,789	1,784	-	140,573
Accretion of warrant discount	536,650	1,756	-	538,406
Net change in unrealized gain (loss)	428,557	-	646,514	1,075,071
Total fair value of investments in portfolio companies at June 30, 2025	$61,126,185	$8,102,996	$7,159,483	$76,388,664

There were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025. The net change in unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period was $1,075,071.

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Company's investments categorized within Level 3 as of June 30, 2025.

Investment Type	Fair Value as of June 30, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$60,117,824	Discounted cash flow	Discount rate	11.4% - 29.2% (19.3%)	Decrease
	1,008,361	Recent transaction	Transaction price	N/A	N/A
Second lien senior secured term loans	8,102,996	Discounted cash flow	Discount rate	13.8% - 17.5% (14.8%)	Decrease
Warrants	3,828,441	Black Scholes Option Pricing Model	Volatility	45% - 75% (61.4%)	Increase
		Black Scholes Option Pricing Model	Estimated time to exit (in years)	2.5 - 4.0 (3.22)	Decrease
		Black Scholes Option Pricing Model	Revenue Multiples	1.05 – 36.8 (6.66)	Increase
	1,209,417	Market Approach	Revenue Multiples	1.65 - 3.13 (3.08)	Increase
	2,121,625	Market Approach	EBITDA Multiples	7.25 - 7.25 (7.25)	Increase
Total	$76,388,664

1.
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
2.
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of June 30, 2025, the Company had the following commitments to fund delayed draw term loans and an uncommitted accordion.

	Industry	Type of Investment	Total Committed	Less: Funded Commitments	Total Unfunded Commitments[1]	Total Unfunded Commitments Available for Draw[1]
Galileo Learning LLC	Education	Delayed draw term loan	$2,000,000	$-	$2,000,000	$-
Organixx	Food & Beverage	Delayed draw term loan	1,000,000	-	1,000,000	-
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667	1,333,333
Roq.Ad, Inc.	Technology – Business	Delayed draw term loan	1,000,000	1,000,000	-	-
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	6,000,000	-	6,000,000	-
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000	-
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000	-
Atlas Card	Consumer Finance	Delayed draw term loan	18,000,000	-	18,000,000	2,000,000
SE Ranking	Application Software	Delayed draw term loan	1,800,000	-	1,800,000	-
Capacity (AI Software)	Data Processing	Delayed draw term loan	3,600,000	-	3,600,000	-
			$55,066,667	$3,000,000	$52,066,667	$3,333,333

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of June 30, 2025, $3.3 million was available to be drawn upon by two portfolio companies at their discretion.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding.

The Company will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of June 30, 2025.

See Note 3 – Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

The Company has entered into a Loan and Security Agreement with the KeyBank National Association (the "Key Bank Credit Agreement"), under which the Company established a $75,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of June 30, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under Key Bank Credit Agreement. The Legacy Fund incurred $1,275,142 of debt issuance costs to underwrite this credit agreement, which the Company assumed as part of the Formation Transaction. As of June 30, 2025, the Company had $25,000,000 of gross outstanding borrowings under the line of credit, incurring $25,344 of interest expense with a weighted average interest rate of 8.07% for the three months ended June 30, 2025, and interest expense of $39,864 with a weighted average interest rate of 8.07% for the period from the Commencement of Operations through June 30, 2025. The Company had average gross outstanding borrowings of $1,241,758 for the three months ended June 30, 2025, and $1,449,383 for the period from the Commencement of Operations through June 30, 2025. Additionally, the Company incurred $139,833 of unused borrowing fees at a rate of 0.75% for the three months ended June 30, 2025 and $188,484 for the period from the Commencement of Operations through June 30, 2025.

Note 8. Net Assets

The Company has the authority to issue an unlimited number of Shares. The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, at an offering price of $25.00 per share for an aggregate purchase price of $25,000.

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

The following table summarizes the assets and liabilities acquired from the Legacy Fund in the Formation Transaction:

March 3, 2025
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost of $41,412,298)	$41,412,298
Cash and cash equivalents	27,586,601
Interest receivable	416,919
Total assets	$69,415,818
Liabilities
Base Management Fees payable	$179,955
Incentive fees payable	248,448
Accrued audit and tax fees	74,000
Accrued expenses and other liabilities	15,000
Distribution payable	832,648
Total liabilities	$1,350,051
Net assets acquired	$68,065,767

The following tables summarize transactions in Shares for the period ended June 30, 2025 and from the Commencement of Operations through June 30, 2025:

	Three Months Ended June 30, 2025
	Shares	Amount
Shares
Subscriptions	650,150	$16,260,250
Net increase (decrease)	650,150	$16,260,250

	For the period from the Commencement of Operations through June 30, 2025
	Shares	Amount
Shares
Subscriptions	3,372,781	$84,326,017
Net increase (decrease)	3,372,781	$84,326,017

Net Asset Value per Share and Offering Price

Subject to the approval of the Board, the Company is conducting the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act. At each closing, an investor purchases Shares pursuant to a subscription agreement entered into with the Company.

Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the Company’s NAV per Share as determined by the Board (or its appropriate committee) 48 hours prior to closing. The Company intends to issue Shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of	Shares
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01
June 30, 2025	$25.27

Distributions

The Company's Board expects to declare quarterly distributions. The Company paid cash distributions to its shareholders of record as of March 31, 2025 of $381,308 for the three months ended June 30, 2025. The Company paid cash distributions of $1,213,956 for the period from the Commencement of Operations through June 30, 2025, which included the quarterly distribution of $381,308 and the acquired distribution payable of $832,648 in association with the Formation Transaction.

On June 27, 2025, the Board declared a distribution of $0.50 per share for Shareholders of record as of June 30, 2025, for a total amount of $1,686,890. The distribution was paid on July 16, 2025.

No other distributions were made to Shareholders during the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025.

Share Repurchase Program

The Company does not intend to list its Shares on a securities exchange and does not expect there to be a public market for its shares. As a result, investors’ ability to sell Shares will be limited.

Two years after the date on which the Company commenced the Private Offering, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually up to 10% of outstanding Shares (by number of Shares). Under the share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). Any early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

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

The Company did not make any share repurchases for the period from the Commencement of Operations through June 30, 2025.

Note 9. Financial Highlights

The financial highlights for the period from the Commencement of Operations through June 30, 2025 are as follows:

For the period from the Commencement of Operations through June 30, 2025
Common Shares
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss)[1]	0.59
Net realized and unrealized gain (loss)[1]	0.32
Net increase (decrease) in net assets resulting from operations	0.91
Distribution paid (declared) to shareholders[2]	(0.64)
Net asset value, end of period	$25.27
Total return[3]	3.64%
Number of Shares outstanding as of June 30, 2025	3,373,781
Ratios to Average Net Assets:
Net assets, end of period	$85,245,678
Ratio of net investment income (loss) to average net assets[4]	9.08%
Ratio of total expenses to average net assets[4]	5.06%
Ratio of total expenses, excluding incentive fees[4]	4.33%
Portfolio turnover[5]	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
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
3.
Total return is not annualized and represents the total return for the period from the Commencement of Operations through June 30, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in NAV per Share during the period plus declared distributions per share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
4.
The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees, business licenses and permits fees).
5.
No investments were sold during the period.

Note 10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure:

Share Issuance

As of July 1, 2025, the Company sold 495,706 Shares at a price per Share of $25.27 (with the final number of shares being determined on July 17, 2025) to accredited investors in a private placement of Shares for an aggregate offering price of $12,526,500.

Distributions

On July 16, 2025, the Company paid the distribution of $0.50 per share to shareholders of record as of June 30, 2025, for a total amount of $1,686,890.

Other Activity

On July 2, 2025, the Company repaid its $25,000,000 of gross outstanding borrowings to KeyBank. The Company had $0 of gross outstanding borrowings to KeyBank as of the date of filing.

On July 21, 2025, the Company and the Investment Adviser received a new co-investment exemptive order from the SEC. The order permits certain joint transactions that would otherwise be prohibited under Section 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. Specifically, the exemptive relief allows one or more closed-end management companies (including the Company) to participate in co-investment opportunities alongside affiliated investment vehicles, subject to the conditions set forth in the order, including oversight (and in certain limited cases, approval) by the Board and compliance with established allocation procedures designed to ensure fair and equitable treatment of all participating entities.

Investment Activity

On July 1, 2025, the Company invested $1.2 million into a first lien senior secured term loan with Stress Free Auto Care. Stress Free Auto Care issued warrants equivalent to 0.1% of fully diluted shares to the Company with this loan, which are convertible into Common Stock of the company.

On July 11, 2025, the Company invested $2.4 million into a first lien senior secured term loan with Milk + Honey Holdings, LLC. Milk + Honey Holdings, LLC issued 5,817 warrants to the Company with this loan, which are convertible into Series A Preferred Units of the company.

On July 21, 2025, the Company funded a delayed draw term loan of $2.0 million related to its investment in Atlas Card. This amount was related to an unfunded commitment that the Company had to the portfolio company as of June 30, 2025. Atlas Card issued 9,584 warrants to the Company with this loan, which are convertible into Series B-2 preferred stock of the company.

On July 22, 2025, the Company funded a delayed draw term loan of $1.2 million related to its investment in Capacity (AI Software). This amount was related to an unfunded commitment that the Company had to the portfolio company as of June 30, 2025. Capacity (AI Software) issued warrants equivalent to 0.15% of fully diluted shares to the Company with this loan, which are convertible into Series D Common Shares of the company.

On July 25, 2025, the Company invested $2.8 million into a first lien senior secured term loan with Kudo, Inc. Kudo, Inc. issued warrants equivalent to 0.12% of fully diluted shares to the Company with this loan, which are convertible into Series A Preferred Stock of the company.

On July 25, 2025, the Company funded an uncommitted accordion of $6.0 million related to its investment in Roq.Ad, Inc. This amount was related to an unfunded commitment that the Company had to the portfolio company as of June 30, 2025. Roq.Ad, Inc. issued warrants equivalent to 0.6% of fully diluted shares to the Company with this loan, which are convertible into Series A-1 Preferred stock of the company.

On July 28, 2025, the Company invested $10.8 million into a split lien credit facility with Beach House Group Global, LLC ("Beach House"). Beach House issued 1,682 warrants to the Company with this facility, which are convertible into Class D Preferred Units of the company.

On July 29, 2025, the Company invested $7.0 million into a first lien senior secured term loan with Coravin, Inc. Coravin, Inc. issued 408,451 warrants to the Company with this loan, which are convertible into Series D-1 Preferred Stock of the company.

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

Overview

LAGO Evergreen Credit (the “Company,” “we,” “us,” or “our”), a Delaware statutory trust formed on October 30, 2024, is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (the "BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company also qualifies and intends to elect to be treated, for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (the "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. For example, as a BDC, at least 70% of the Company’s assets must be assets of the type listed in Section 55(a) of the 1940 Act.

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

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 common shares of beneficial interests, par value of $0.01 per share (the “Shares”), of the Company, for an aggregate purchase price of $25,000. On March 3, 2025, prior to electing to be regulated as a BDC, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the "Legacy Fund") merged with and into the Company with the Company continuing as the surviving entity (the "Formation Transaction"). As a result of the Formation Transaction, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were converted into Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members. The Company issued 2,722,631 shares at a price of $25.00 per share to the Legacy Fund for total merger consideration of  $68,065,767 as part of this Formation Transaction.

The Company is currently conducting a continuous private offering (the "Private Offering"). Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. All purchases will be made at a purchase price equal to the then-current net asset value (the “NAV”) per Share, as determined by the Board or its appropriate committee 48 hours prior to closing.

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

•
all costs and expenses attributable to acquiring or originating, holding, and disposing of investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third party service providers);
•
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
•
legal, accounting, auditing, banking, consulting, and other fees and expenses, including reimbursement to the Investment Adviser for the cost of specific services provided by the Investment Adviser or its affiliates, which would otherwise be provided by third party experts such as tax and legal services;
•
all reasonable out-of-pocket fees and expenses incurred by the Company, the Investment Adviser, or their respective affiliates, partners, agents, officers, and employees relating to the investigation of investment, syndication, and investment repayment opportunities for the Company, whether or not consummated, and the fees and expenses of due diligence associated therewith;
•
the fees payable to the Investment Adviser, or any of their respective affiliates for services provided, including the base management fee and incentive fee;
•
fees and expenses related to the Company’s borrowings;
•
any taxes, fees, and other governmental charges levied against the Company; and
•
all other expenses incurred by the Investment Adviser or any of its affiliates in connection with administering the Company’s business, including expenses incurred by the Investment Adviser, or any of its affiliates in performing administrative services for the Company, the allocable portion of the compensation and overhead of administrative personnel of the Investment Adviser or any of its affiliates or paid by the Investment Adviser or any of its affiliates, and the cost of any third-party service providers engaged to assist the Investment Adviser or any of its affiliates with the provision of administrative services for the Company or on the Company’s behalf.

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

The reimbursement of any Expense Payments by the Company shall be based on capital raised, and will be payable at four separate milestones, subject to certain conditions. Once $100 million of capital is raised by external subscribers, the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $100,000 or the total remaining outstanding amount of the Expense Payment. Once $125 million of capital is raised by external subscribers, the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $100,000 or the total remaining outstanding amount of the Expense Payment. Once $150 million of capital is raised by external subscribers, the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $150,000 or the total remaining outstanding amount of the Expense Payment. Once $175 million of capital is raised by external subscribers, the Company shall be required to reimburse the Investment Adviser in an amount equal to the lesser of $150,000 or the total remaining outstanding amount of the Expense Payment. Notwithstanding the foregoing, in no event shall the aggregate amount to be reimbursed to the Investment Adviser exceed $500,000. Any Expense Payment in excess of $500,000 will be borne by the Investment Adviser. The Investment Adviser may waive its right, in its sole discretion, to receive the Reimbursement Payment in any calendar month in which such Reimbursement Payment obligation is accrued.

As of June 30, 2025, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $344,874 and $155,126, respectively, that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. As the Company has not reached Milestone 1 by raising capital of $100 million from external subscribers as of June 30, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the commencement of operations on March 3, 2025 (“Commencement of Operations”) and as such, are not presented on the consolidated statement of operations as an expense and corresponding waiver of expense for the period from the Commencement of Operations through June 30, 2025.

Portfolio and Investment Activity

As of June 30, 2025, the fair value of our investments was approximately $76,388,664. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Company acquired $21.8 million and $54.8 million, respectively, aggregate principal amount of investments as further described below.

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

On March 7, 2025, the Company invested $13.0 million into a first lien senior secured term loan with FanFixApp, LLC. FanFixApp, LLC issued 52,802 warrants to the Company with this loan, which are convertible into ordinary shares of the company.

On May 30, 2025, the Company invested $2.4 million into a second lien senior secured term loan with Domuso Inc. Domuso Inc. issued 239,603 warrants to the Company with this loan, which are convertible into Series B-2 Preferred Stock of the company.

On June 3, 2025, the Company invested $2.0 million into a first lien senior secured term loan with Atlas Card. Atlas Card issued 9,584 warrants to the Company with this loan, which are convertible into Series B-2 Preferred Stock of the company.

On June 3, 2025, the Company invested $6.0 million into a second lien senior secured term loan with SE Ranking. SE Ranking issued 32 warrants to the Company with this loan, which are convertible into Common Stock of the company.

On June 11, 2025, the Company refinanced its investment in Roq.Ad, Inc. and funded a delayed draw term loan of $1.0 million related to its investment in Roq.Ad, Inc. The warrants associated with the original term loan were terminated, and warrants of 194,987 were issued to the Company with this loan, which are convertible into Series A-1 Preferred stock of the company.

On June 12, 2025, the Company funded a delayed draw term loan of $2.0 million related to its investment in Hearth Display, Inc. Hearth Display, Inc. issued warrants equivalent to 3.5% of fully diluted shares to the Company with this loan, which are convertible into Series Seed-1 Preferred Stock of the company.

On June 13, 2025, the Company invested $8.4 million into a first lien senior secured term loan with Capacity (AI Software). Capacity (AI Software) issued warrants equivalent to 0.36% of fully diluted shares as of December 31, 2025 were issued to the Company with this loan, which are convertible into Series D Common Shares of the company.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) for the period ended June 30, 2025:

	Three Months Ended June 30, 2025	For the period from the Commencement of Operations through June 30, 2025
Investments:
Total investments, beginning of period	$54,305,939	$-
Investments acquired from the Legacy Fund	-	41,412,298
Payments for purchases of investments in portfolio companies	21,800,000	34,800,000
Paid-in-kind interest income	9,050	10,566
Proceeds from loan repayments on investments in portfolio companies	(1,009,375)	(1,118,750)
Proceeds from deferred loan fees	(307,000)	(469,500)
Amortization of deferred loan fees	104,638	140,573
Accretion of warrant discount	399,032	538,406
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	1,086,380	1,075,071
Total Investments, End of Period	$76,388,664	$76,388,664

Number of portfolio companies	15	15

The composition of the investment portfolio at cost and fair value consisted of the following as of June 30, 2025:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$60,697,628	$61,126,185	80.0%
Second lien senior secured term loans	8,102,996	8,102,996	10.6%
Warrants	6,512,969	7,159,483	9.4%
Total	$75,313,593	$76,388,664	100.0%

The industry composition of investments at cost and fair value was as follows as of June 30, 2025:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$5,941,725	$5,941,725	7.8%
Consumer Finance	1,990,411	1,990,411	2.6%
Data Processing	8,257,078	8,257,078	10.8%
Education	5,914,242	5,906,850	7.7%
Food & Beverage	2,976,250	3,039,900	4.0%
Health & Wellness	12,811,262	13,848,657	18.1%
Technology – Aerospace	3,567,146	3,589,575	4.7%
Technology – Business	9,488,699	9,513,180	12.5%
Technology – Consumer	6,028,232	5,962,740	7.8%
Technology – Health & Wellness	2,983,264	2,983,264	3.9%
Technology – Marketplace	12,977,469	12,977,469	17.0%
Technology – Property	2,377,815	2,377,815	3.1%
Total	$75,313,593	$76,388,664	100.0%

The geographic composition of investments at cost and fair value was as follows as of June 30, 2025:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$74,305,232	$75,380,303	98.7%
International	1,008,361	1,008,361	1.3%
Total	$75,313,593	$76,388,664	100.0%

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

•
assessment of success of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;
•
periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
•
participation at Board meetings through a designated seat or as an observer;
•
comparisons to other companies in the portfolio company’s industry; and
•
review of monthly or quarterly financial statements and financial metrics for portfolio companies.

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

5.
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
4.
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

3.
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
2.
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
1.
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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2025:

	June 30, 2025
Investment Risk Rating	Fair Value	% of Total Debt Investments at Fair Value
4	$69,229,181	100.0%
Total	$69,229,181	100.0%

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

As of June 30, 2025, no loans to portfolio companies were on non-accrual status.

Results of Operations

The following table represents the operating results for the period from the Commencement of Operations through June 30, 2025:

	For the Three Months Ended June 30, 2025	For the period from the Commencement of Operations through June 30, 2025
Total investment income	$2,848,020	$3,695,789
Net expenses	1,383,201	1,808,001
Net investment income	1,464,819	1,887,788
Net unrealized gain (loss)	1,086,380	1,075,071
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,551,199	$2,962,859

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the period from the Commencement of Operations through June 30, 2025 was as follows:

	Three Months Ended June 30, 2025	For the period from the Commencement of Operations through June 30, 2025
From non-controlled / non-affiliated investments:
Interest income	$2,106,894	$2,739,409
OID Accretion	98,908	132,752
PIK interest	9,048	10,564
Warrant accretion	399,032	538,406
Amendment fee accretion	5,731	7,822
Total from non-controlled / non-affiliated investments:	2,619,613	3,428,953
Other interest income	228,407	266,836
Total Investment Income	$2,848,020	$3,695,789

For the three months ended and period from the Commencement of Operations through June 30, 2025, total investment income was $2,848,020 and $3,695,789, respectively, the majority of which was driven by interest income on the senior secured term loan investments.

For the three months ended and period from the Commencement of Operations through June 30, 2025, total investment income from non-controlled / non-affiliated investments was $2,619,613 and $3,428,953, respectively, which represents an approximate effective yield of 19.1% and 19.5%, respectively, on the average cost of investments during the periods. The weighted average yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Expenses

Total expenses were made up of the following for the period ended June 30, 2025:

	Three Months Ended June 30, 2025	For the period from the Commencement of Operations through June 30, 2025
Interest expense	$228,934	$313,357
Base Management Fees	247,544	305,002
Income Incentive fees	295,924	370,164
Capital Gains Incentive Fees	212,085	209,823
Professional fees	264,547	403,643
Board of Trustees’ expense	39,322	77,322
Administration fees	65,510	88,839
Other general and administrative expenses	29,335	39,851
Total expenses	$1,383,201	$1,808,001

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

Management Fees

For the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, Base Management Fees were $247,544 and $305,002, respectively. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, Incentive Fees were $508,009 and $579,987, respectively. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Agreements and Related Party Transactions.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Administration fees include transfer agent and legal administration services. Other general and administrative expenses include custody fees and insurance costs.

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Agreements and Related Party Transactions.

Income Taxes

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code. To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax for any undistributed income. For the period from the Commencement of Operations through June 30, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	Three Months Ended June 30, 2025	For the period from the Commencement of Operations through June 30, 2025
Net change in unrealized gain (loss) on investments	$1,086,380	$1,075,071
Net Unrealized Gain (Loss) on Investments	$1,086,380	$1,075,071

The net change in unrealized gains (losses) for the three months ended and the period from the Commencement of Operations through June 30, 2025 was due to the appreciation of value in the Company’s portfolio investments.

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

The following table sets forth Share issuances life-to-date through the period ended June 30, 2025.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250

The Company paid cash distributions to its shareholders of record as of March 31, 2025 of $381,308 for the three months ended June 30, 2025. The Company paid cash distributions of $1,213,956 for the period from the Commencement of Operations through June 30, 2025, which included the quarterly distribution of $381,308 and the acquired distribution payable of $832,648 in association with the Formation Transaction.

On June 27, 2025, the Board declared a distribution of $0.50 per share for Shareholders of record as of June 30, 2025, for a total amount of $1,686,890. The distribution was paid on July 16, 2025. See Note 8 – Net Assets.

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

The Company did not make any share repurchases for the period from the Commencement of Operations through June 30, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) including our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2025, our asset coverage ratio was approximately 441%. Our asset coverage ratio per unit, which is calculated my multiplying the asset coverage ratio by one thousand, was approximately $4,410.

The Company had $25.0 million of gross outstanding borrowings as of June 30, 2025 and did not have any preferred shares issued and outstanding as of June 30, 2025. As of June 30, 2025, the Company was in compliance with the 150% asset coverage requirement under the 1940 Act.

Commitments and Off-Balance Sheet Arrangements

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of June 30, 2025, the Company had the following commitments to fund delayed draw term loans and an uncommitted accordion.

	Industry	Type of Investment	Total Committed	Less: Funded Commitments	Total Unfunded Commitments[1]	Total Unfunded Commitments Available for Draw[1]
Galileo Learning LLC	Education	Delayed draw term loan	$2,000,000	$-	$2,000,000	$-
Organixx	Food & Beverage	Delayed draw term loan	1,000,000	-	1,000,000	-
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667	1,333,333
Roq.Ad, Inc.	Technology – Business	Delayed draw term loan	1,000,000	1,000,000	-	-
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	6,000,000	-	6,000,000	-
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000	-
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000	-
Atlas Card	Consumer Finance	Delayed draw term loan	18,000,000	-	18,000,000	2,000,000
SE Ranking	Application Software	Delayed draw term loan	1,800,000	-	1,800,000	-
Capacity (AI Software)	Data Processing	Delayed draw term loan	3,600,000	-	3,600,000	-
			$55,066,667	$3,000,000	$52,066,667	$3,333,333

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on upon the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of June 30, 2025, $3.3 million was available to be drawn upon by two portfolio companies at their discretion.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding.

The Company will fund future unfunded commitments, if any, from the same sources it uses to fund its investment commitments at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Expense Support and Conditional Reimbursement Agreement;
•
the Administration and Fund Services Agreement; and
•
the License Agreement.

Further, the Company intends to co-invest from time to time, and intends to make co-investments with certain affiliates of the Investment Adviser.

See Note 3 – Agreements and Related Party Transactions.

Recent Developments

Subscriptions

As of July 1, 2025, the Company issued an aggregate of 495,706 Shares (with the final number of shares being determined on July 17, 2025) for an aggregate offering price of $12,526,000.

	NAV	Shares	Amount
July 1, 2025	$25.27	495,706	$12,526,500

Investment Activity

On July 1, 2025, the Company invested $1.2 million into a first lien senior secured term loan with Stress Free Auto Care. Stress Free Auto Care issued warrants equivalent to 0.1% of fully diluted shares to the Company with this loan, which are convertible into Common Stock of the company.

On July 11, 2025, the Company invested $2.4 million into a first lien senior secured term loan with Milk + Honey Holdings, LLC. Milk + Honey Holdings, LLC issued 5,817 warrants to the Company with this loan, which are convertible into Series A Preferred Units of the company.

On July 21, 2025, the Company funded a delayed draw term loan of $2.0 million related to its investment in Atlas Card. This amount was related to an unfunded commitment that the Company had to the portfolio company as of June 30, 2025. Atlas Card issued 9,584 warrants to the Company with this loan, which are convertible into Series B-2 preferred stock of the company.

On July 22, 2025, the Company funded a delayed draw term loan of $1.2 million related to its investment in Capacity (AI Software). This amount was related to an unfunded commitment that the Company had to the portfolio company as of June 30, 2025. Capacity (AI Software) issued warrants equivalent to 0.15% of fully diluted shares to the Company with this loan, which are convertible into Series D Common Shares of the company.

On July 25, 2025, the Company invested $2.8 million into a first lien senior secured term loan with Kudo, Inc. Kudo, Inc. issued warrants equivalent to 0.12% of fully diluted shares to the Company with this loan, which are convertible into Series A Preferred Stock of the company.

On July 25, 2025, the Company funded an uncommitted accordion of $6.0 million related to its investment in Roq.Ad, Inc. This amount was related to an unfunded commitment that the Company had to the portfolio company as of June 30, 2025. Roq.Ad, Inc. issued warrants equivalent to 0.6% of fully diluted shares to the Company with this loan, which are convertible into Series A-1 Preferred stock of the company.

On July 28, 2025, the Company invested $10.8 million into a split lien credit facility with Beach House Group Global, LLC ("Beach House"). Beach House issued 1,682 warrants to the Company with this facility, which are convertible into Class D Preferred Units of the company.

On July 29, 2025, the Company invested $7.0 million into a first lien senior secured term loan with Coravin, Inc. Coravin, Inc. issued 408,451 warrants to the Company with this loan, which are convertible into Series D-1 Preferred Stock of the company.

The Company has not funded any additional investments from June 30, 2025 through the date of this filing.

Distributions

On July 16, 2025, the Company paid the distribution of $0.50 per share to shareholders of record as of June 30, 2025, for a total amount of $1,686,890.

Other Activity

On July 2, 2025, the Company repaid its $25,000,000 of gross outstanding borrowings to KeyBank. The Company had $0 of gross outstanding borrowings to KeyBank as of the date of filing.

On July 21, 2025, the Company and the Investment Adviser received a new co-investment exemptive order from the SEC. The order permits certain joint transactions that would otherwise be prohibited under Section 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. Specifically, the exemptive relief allows one or more closed-end management companies (including the Company) to participate in co-investment opportunities alongside affiliated investment vehicles, subject to the conditions set forth in the order, including oversight (and in certain limited cases, approval) by the Board and compliance with established allocation procedures designed to ensure fair and equitable treatment of all participating entities.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board.

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

•
the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity);
•
the portfolio company’s ability to make payments based on its earnings and cash flow;
•
the nature and realizable value of any collateral or expected cash proceeds upon exit;
•
recent transactions of the portfolio company or peers;
•
the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;
•
the markets in which the portfolio company does business;
•
a comparison of the portfolio company’s securities to any similar publicly traded securities; and
•
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
(2)
preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee; and
(3)
the Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of its valuation committee and the applicable independent valuation firm.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we will fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $25.0 million of gross debt obligations outstanding as of June 30, 2025, and $0 at Commencement of Operations. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

As of June 30, 2025, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 3, 2025, as amended on April 17, 2025 and May 2, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In conjunction with the merger of the Legacy Fund with and into the Company, which occurred on March 3, 2025, the Company issued 2,722,630.716 Shares to the Legacy Fund Members in connection with the Formation Transaction.

As of April 1, 2025, the Company sold 650,150 Shares at a price per Share of $25.01 (with the final number of shares being determined on April 16, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,260,250.

As of July 1, 2025, the Company sold 495,706 Shares at a price per Share of $25.27 (with the final number of shares being determined on July 17, 20025) to accredited investors in a private placement of Shares for an aggregate purchase price of $12,526,500.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on March 3, 2025).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on March 3, 2025).
10.1	Loan Servicing Agreement, dated May 5, 2025, by and between the Company and Alter Domus (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 8, 2025).
10.2

First Amendment to the Loan and Security Agreement, dated May 5, 2025, by and between LAGO Evergreen SPE, LLC, as borrower, the Company, as servicer and as originator, LAGO Asset Management, LLC, as investment manager, the lenders and KeyBank National Association, as syndication agent and as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 8, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAGO Evergreen Credit

	By:	/s/ Tim Gottfried
Name: Tim Gottfried
Title: Chief Executive Officer and Chairman of the Board of Trustees
Date: August 11, 2025

LAGO Evergreen Credit

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer
Date: August 11, 2025