Form 10-Q
period 2025-09-30
LAGO Evergreen Credit
filed 2025-11-05
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2025, the registrant had 4,687,563 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Statement of Assets and Liabilities as of September 30, 2025 (unaudited)	1

Consolidated Statements of Operations for the three months ended September 30, 2025 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through September 30, 2025 (unaudited)	2

Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2025 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through September 30, 2025 (unaudited)	3

Consolidated Statement of Cash Flows for the period from March 3, 2025 (“Commencement of Operations”) through September 30, 2025 (unaudited)	4

Consolidated Schedule of Investments as of September 30, 2025 (unaudited)

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities.	46

Item 4. Mine Safety Disclosures.	46

Item 5. Other Information.	46

Item 6. Exhibits.	47

SIGNATURES	48

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about LAGO Evergreen Credit (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
changes in political, economic or industry conditions, including the impact of a potential prolonged U.S. government shutdown;
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
•
the ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAGO Evergreen Credit

Consolidated Statement of Assets and Liabilities

September 30, 2025
(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments (cost of $120,824,429 at September 30, 2025)	$122,070,120
Cash and cash equivalents (restricted cash of $1,495,441 at September 30, 2025)	19,949,157
Interest receivable	1,391,261
Prepaid expenses and other assets	91,457
Total assets	$143,501,995
Liabilities
Line of credit (net of deferred financing costs of $1,136,215 at September 30, 2025)	$41,136,013
Base Management Fees payable	376,581
Income Incentive Fees payable	472,428
Capital Gains Incentive Fees payable	249,138
Accrued Board of Trustees’ fees	38,000
Accrued audit and tax fees	213,998
Organizational costs payable to Adviser	68,975
Offering costs payable to Adviser	31,025
Accrued interest	161,408
Accrued expenses and other liabilities	167,853
Distribution payable	2,631,251
Total liabilities	$45,546,670
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (3,869,487 shares issued and outstanding at September 30, 2025)	38,695
Paid-in-capital in excess of par value	96,838,822
Total distributable earnings (loss)	1,077,808
Total net assets	97,955,325
Total liabilities and net assets	$143,501,995
Net asset value per share	$25.31

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2025	For the period March 3, 2025 (“Commencement of Operations”) through September 30, 2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$4,567,700	$7,996,653
Other interest income	87,170	354,006
Total investment income	4,654,870	8,350,659
Expenses:
Interest expense	495,206	808,563
Base Management Fees	376,581	681,583
Income Incentive Fees	472,428	842,592
Capital Gains Incentive Fees	34,123	243,946
Professional fees	433,676	837,319
Board of Trustees’ fees	38,000	115,322
Administration fees	47,115	135,954
Reimbursement of organizational expenses paid by the Investment Adviser	68,975	68,975
Other general and administrative expenses	44,987	84,838
Total expenses	2,011,091	3,819,092
Net investment income (loss)	2,643,779	4,531,567
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	170,619	1,245,690
Net realized and unrealized gain (loss) on investments	170,619	1,245,690
Net increase (decrease) in net assets resulting from operations	$2,814,398	$5,777,257

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the period March 3, 2025 (“Commencement of Operations”) through September 30, 2025	Shares	Par amount	Paid in capital in excess of par	Distributable earnings (losses)	Total net assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541	-	68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	4,531,567	4,531,567
Net change in unrealized gain (loss) on investments	-	-	-	1,245,690	1,245,690
Distributions declared to shareholders	-	-	-	(4,699,449)	(4,699,449)
Issuance of common shares	1,145,856	11,459	28,775,291	-	28,786,750
Total increase for the period from March 3, 2025 (“Commencement of Operations”) through September 30, 2025	3,868,487	38,685	96,813,832	1,077,808	97,930,325
Balance at September 30, 2025	3,869,487	$38,695	$96,838,822	$1,077,808	$97,955,325

	Common Shares
For the Three Months Ended September 30, 2025	Shares	Par amount	Paid in capital in excess of par	Distributable earnings (losses)	Total net assets
Balance at June 30, 2025	3,373,781	$33,738	$84,317,279	$894,661	$85,245,678
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	2,643,779	2,643,779
Net change in unrealized gain (loss) on investments	-	-	-	170,619	170,619
Distributions declared to shareholders	-	-	-	(2,631,251)	(2,631,251)
Issuance of common shares	495,706	4,957	12,521,543	-	12,526,500
Total increase for the Three Months Ended September 30, 2025	495,706	4,957	12,521,543	183,147	12,709,647
Balance at September 30, 2025	3,869,487	$38,695	$96,838,822	$1,077,808	$97,955,325

1 See Note 1 – Organization for further information related to the Formation Transaction.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statement of Cash Flows

(unaudited)

For the period March 3, 2025 (“Commencement of Operations”) through September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,777,257
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(1,245,690)
Paid-in-kind interest income	(80,204)
Amortization of deferred loan fees	(318,619)
Accretion of warrant discount	(1,174,934)
Amortization of deferred financing costs	149,509
Payments for purchases of investments in portfolio companies	(80,500,000)
Proceeds from loan repayments on investments in portfolio companies	1,228,125
Proceeds from deferred loan fees	1,433,500

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	27,586,601
(Increase) decrease in interest receivable	(974,342)
(Increase) decrease in prepaid expenses and other assets	(91,457)
Increase (decrease) in Base Management Fees payable	196,626
Increase (decrease) in Income Incentive Fees payable	229,172
Increase (decrease) in Capital Gains Incentive Fees payable	243,946
Increase (decrease) in accrued audit and tax fees	139,998
Increase (decrease) in organizational costs payable to Adviser	68,975
Increase (decrease) in offering costs payable to Adviser	31,025
Increase (decrease) in accrued Board of Trustees’ fees	38,000
Increase (decrease) in accrued interest	161,408
Increase (decrease) in accrued expenses and other liabilities	152,853
Net cash provided by (used in) operating activities	(46,948,251)

Cash flows from financing activities:
Payment of deferred financing costs	(1,285,724)
Gross borrowings on line of credit	88,000,000
Repayments of line of credit	(45,727,772)
Proceeds from issuance of common shares	28,786,750
Distribution paid	(2,900,846)
Net cash provided by (used in) financing activities	66,872,408

Net change in cash and cash equivalents (restricted cash of $1,495,441)	19,924,157
Cash and cash equivalents, beginning of period (restricted cash of $0)	25,000
Cash and cash equivalents, end of period (restricted cash of $1,495,441)	$19,949,157

Supplemental Disclosure of Cash-Flow Information
Distribution declared during the period	$4,699,449
Cash paid for interest	466,848
Issuance of common shares in connection with the Formation Transaction[1]	68,065,767

1 On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
SER Holdco, Inc. d/b/a SE Ranking	Second lien senior secured term loan	SOFR + 7.5%	11/30/2028	$6,000,000	$5,889,330	$5,889,330
Sub-total: Application Software				6,000,000	5,889,330	5,889,330	6.01%
Automotive Services
Stress Free Auto Care, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/1/2029	1,200,000	1,159,095	1,159,095
Sub-total: Automotive Services				1,200,000	1,159,095	1,159,095	1.18%
Consumer Finance
Atlas Exploration, Inc.	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,985,618	1,985,618
Atlas Exploration, Inc.	Delayed draw term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,984,669	1,984,669
Sub-total: Consumer Finance				4,000,000	3,970,287	3,970,287	4.05%
Consumer Services
Milk + Honey Holdings LLC	First lien senior secured term loan	SOFR + 7.0%	7/11/2028	2,400,000	2,156,619	2,156,619
Sub-total: Consumer Services				2,400,000	2,156,619	2,156,619	2.20%
Data Processing
AI Software, LLC d/b/a Capacity	First lien senior secured term loan	PRIME + 6.5% (1.0% PIK)	6/13/2029	8,425,696	6,770,352	6,770,352
AI Software, LLC d/b/a Capacity	Delayed draw term loan	PRIME + 6.5% (1.0% PIK)	6/13/2029	1,202,368	951,291	951,291
Sub-total: Data Processing				9,628,064	7,721,643	7,721,643	7.88%
Ecommerce – CPG
Beach House Group Global LLC (o)	First lien senior secured term loan	SOFR + 8.25% (1.75% PIK)	7/28/2027	10,834,152	9,932,979	9,932,979
Coravin, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/29/2029	7,000,000	6,760,686	6,760,686
Sub-total: Ecommerce – CPG				17,834,152	16,693,665	16,693,665	17.04%
Education
Galileo Learning LLC	First lien senior secured term loan	SOFR + 8.5%	11/25/2027	6,000,000	5,862,409	5,862,409
Galileo Learning LLC	Delayed draw term loan	SOFR + 8.5%	11/25/2027	2,000,000	1,957,521	1,957,521
Sub-total: Education				8,000,000	7,819,930	7,819,930	7.98%
Food & Beverage
Epigenetics Labs d/b/a Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	3,000,000	2,980,000	3,043,650
Sub-total: Food & Beverage				3,000,000	2,980,000	3,043,650	3.11%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 8.5%	9/30/2026	4,000,000	3,848,229	3,848,229
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2026	8,312,500	7,390,241	7,755,148
Sub-total: Health & Wellness				12,312,500	11,238,470	11,603,377	11.85%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 9.0%	10/22/2027	3,600,000	3,548,701	3,548,701
Sub-total: Technology – Aerospace				3,600,000	3,548,701	3,548,701	3.62%

LAGO Evergreen Credit

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	$3,000,000	$2,776,721	$2,776,721
Roq.Ad, Inc. (j)(n)	First lien senior secured term loan	SOFR + 8.25%	2/27/2029	4,504,672	4,430,559	4,430,559
Roq.Ad, Inc. (j)(n)	Delayed draw term loan	SOFR + 8.25%	2/27/2029	1,000,000	981,541	981,541
Roq.Ad, Inc. (j)(n)	Uncommitted Accordion	SOFR + 8.25%	2/27/2029	6,000,000	5,907,721	5,907,721
Tulip.IO, Inc. (j)(n)	First lien senior secured term loan	PRIME + 4.0% (2.0% PIK)	11/4/2028	1,013,580	1,013,580	1,013,580
Sub-total: Technology – Business				15,518,252	15,110,122	15,110,122	15.43%
Technology – Communication
Kudo, Inc.	First lien senior secured term loan	SOFR + 7.0%	7/25/2028	2,800,000	2,668,788	2,668,788
Sub-total: Technology – Communication				2,800,000	2,668,788	2,668,788	2.72%
Technology - Consumer
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	4,000,000	3,739,173	3,739,173
Hearth Display, Inc.	Delayed draw term loan	SOFR + 8.0%	9/12/2027	2,000,000	1,297,707	1,297,707
Sub-total: Technology - Consumer				6,000,000	5,036,880	5,036,880	5.14%
Technology – Cybersecurity
1touch.IO Inc.	First lien senior secured term loan	SOFR + 7.5%	9/3/2029	4,000,000	3,801,788	3,801,788
Sub-total: Technology – Cybersecurity				4,000,000	3,801,788	3,801,788	3.88%
Technology – Health & Wellness
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 8.5%	2/25/2028	3,000,000	2,700,614	2,700,614
Tapestry Management Services Inc. (o)	First lien senior secured term loan	SOFR + 8.0% (0.75% PIK)	8/15/2029	6,306,170	6,184,108	6,184,108
Sub-total: Technology – Health & Wellness				9,306,170	8,884,722	8,884,722	9.07%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	13,000,000	11,923,289	11,923,289
Sub-total: Technology – Marketplace				13,000,000	11,923,289	11,923,289	12.17%
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	2,400,000	2,224,859	2,224,859
Sub-total: Technology – Property				2,400,000	2,224,859	2,224,859	2.27%

Total: Debt Investments				$120,999,138	$112,828,188	$113,256,745	115.62%

LAGO Evergreen Credit

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Strike Price	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Warrant Investments
Application Software
SER Holdco, Inc. d/b/a SE Ranking	Warrants	6/3/2025	32	Common Stock	$1,290.8900	6/3/2035	$58,144	$58,144
Sub-total: Application Software							58,144	58,144	0.06%
Automotive Services
Stress Free Auto Care, Inc.	Warrants	7/1/2025	15,978	Common Stock	$1.0900	7/1/2035	31,600	31,600
Sub-total: Consumer Finance							31,600	31,600	0.03%
Consumer Finance
Atlas Exploration, Inc.	Warrants	6/3/2025	19,168	Series B-2 Preferred Stock	$4.1824	6/3/2035	12,858	12,858
Sub-total: Consumer Finance							12,858	12,858	0.01%
Consumer Services
Milk + Honey Holdings LLC	Warrants	7/11/2025	5,817	Series A Preferred Units	$0.0001	7/11/2035	214,589	214,589
Sub-total: Consumer Services							214,589	214,589	0.22%
Data Processing
AI Software, LLC d/b/a Capacity	Warrants	6/13/2025	(i)	Series D Common Shares	$0.0100	6/13/2035	1,620,218	1,795,389
AI Software, LLC d/b/a Capacity	Warrants	7/22/2025	(i)	Series D Common Shares	$0.0100	7/22/2035	239,885	265,871
Sub-total: Data Processing							1,860,103	2,061,260	2.10%
Ecommerce – CPG
Beach House Group Global LLC	Warrants	7/28/2025	1,682	Series D Preferred Units	$508.7000	7/28/2035	662,086	662,086
Coravin, Inc.	Warrants	7/29/2025	408,451	Series D-1 Preferred Stock	$1.0000	7/29/2035	74,900	74,900
Sub-total: Ecommerce – CPG							736,986	736,986	0.75%
Education
Galileo Learning LLC	Warrants	3/3/2025	60	Common units	$0.0001	11/25/2034	52,008	14,079
Sub-total: Education							52,008	14,079	0.01%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	$0.001	9/30/2034	196,874	290,737
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	$0.001	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness							1,739,874	2,412,362	2.46%
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	$0.61	10/22/2034	24,667	47,096
Sub-total: Technology – Aerospace							24,667	47,096	0.05%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	$0.0001	12/23/2034	240,300	264,781
Roq.Ad, Inc. (j)(l)	Warrants	3/3/2025	307,083	Series A-1 Preferred stock	$1.2914	2/27/2035	135,283	135,283
Sub-total: Technology – Business							375,583	400,064	0.41%

LAGO Evergreen Credit

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Strike Price	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Technology – Communication
Kudo, Inc.	Warrants	7/25/2025	(k)	Series A Preferred stock	$11.4500	7/25/2035	69,615	69,615
Sub-total: Technology – Communication							69,615	69,615	0.07%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	$0.0001	9/12/2034	1,051,213	985,721
Sub-total: Technology - Consumer							1,051,213	985,721	1.01%
Technology – Cybersecurity
1touch.IO Inc.	Warrants	9/3/2025	193,462	Ordinary Shares	$0.0100	9/3/2035	132,000	132,000
Sub-total: Technology – Cybersecurity							132,000	132,000	0.13%
Technology – Health & Wellness
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	$0.0001	2/25/2035	313,800	313,800
Sub-total: Technology – Health & Wellness							313,800	313,800	0.32%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	$0.0001	3/6/2035	1,164,801	1,164,801
Sub-total: Technology – Marketplace							1,164,801	1,164,801	1.19%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	$0.3100	5/30/2035	158,400	158,400
Sub-total: Technology – Property							158,400	158,400	0.16%
Total: Warrant Investments							7,996,241	8,813,375	9.00%
Total Investments							$120,824,429	$122,070,120	124.62%

				Interest Rate		Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund				4.00%		18,384,411	$18,384,411	$18,384,411	18.77%
Total Cash Equivalents							18,384,411	18,384,411	18.77%
Total Investments and Cash Equivalents							$139,208,840	$140,454,531	143.39%

a.
All investments are domiciled in the United States unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale and are deemed to be “restricted securities” under the Securities Act.
b.
All debt investments are income producing. First lien senior secured term loans are collateralized by some or all assets of the borrower. Second lien secured term loans are collateralized on unencumbered assets through second priority. Warrant investments are associated with funded debt and are non-income producing.
c.
Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications or amendments, if any. For assets purchased from the Legacy Fund as part of the Formation Transaction (both terms as defined in Note 1 - Organization), the investment date is March 3, 2025, the date of the Formation Transaction.
d.
The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 4.31% as of September 30, 2025. The 3-month SOFR 30-day average reference rate was 4.35% as of September 30, 2025. The Prime Rate was 7.25% as of September 30, 2025.
e.
Principal is net of repayments.

LAGO Evergreen Credit

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

f.
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
g.
The Company has been issued warrants to purchase 1.011% of fully diluted shares. The expiration date is defined in the warrant agreement as any time prior to certain sale transactions, which generally includes any liquidation events.
h.
The Company has been issued warrants to purchase 5.0% of fully diluted shares.
i.
The Company has been issued warrants to purchase 0.41% of fully diluted shares as of December 31, 2025.
j.
As of September 30, 2025, the Company has two foreign domiciled portfolio company, Tulip.IO, Inc., based in Canada, and Roq.Ad, Inc., based in Germany. In total, foreign domiciled portfolio investments represent 12.7% of total net asset value based on fair value.
k.
The Company has been issued warrants to purchase 0.12% of fully diluted shares.
l.
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on total net asset value was 12.7% as of September 30, 2025.

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

On March 3, 2025, immediately prior to the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the “Legacy Fund”) merged with and into the Company with the Company continuing as the surviving entity (the “Formation Transaction”). As a result of the Formation Transaction, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were exchanged for Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members.

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

Principles of Consolidation

Under ASC Topic 946 the Company is precluded from consolidating any entity other than an investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiary which provides services to the Company in its consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds its portfolio investments. All intercompany account balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents and restricted cash

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

Restricted cash represents the amount of principal and interest collections that are contractually designated for repayment under the KeyBank Credit Agreement (as defined in Note 7 to the consolidated financial statements). This applies to all loans designated as part of the collateral pool under the KeyBank Credit Agreement, which includes all investments as of September 30, 2025. As of September 30, 2025, the Company held restricted cash of $1,495,441.

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

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

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

As of September 30, 2025, no loans to portfolio companies were on non-accrual status.

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

The Company recorded the Base Management Fee expense of $376,581 for the three months ended September 30, 2025 and $681,583 for the period from the Commencement of Operations through September 30, 2025, for a total Base Management Fee payable of $376,581 as of September 30, 2025.

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

The Company recorded an Income Incentive Fee expense of $472,428 for the three months ended September 30, 2025 and $842,592 for the period from the Commencement of Operations through September 30, 2025. The total Income Incentive Fee payable was $472,428 as of September 30, 2025.

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

The Company recorded a Capital Gains Incentive Fee expense of $34,123 and $243,946 for the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025, respectively. The total Capital Gains Incentive Fee payable was $249,138 as of September 30, 2025, which includes Capital Gains Incentive Fees payable acquired as part of the Formation Transaction.

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

As of September 30, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. As of September 30, 2025, achievement of Milestone 1 was deemed probable based on subscriptions from external subscribers. Accordingly, the Company has recorded liabilities of $68,975 and $31,025 as reimbursement of previously paid organization and offering costs, respectively, for a total of $100,000 payable to the Adviser as of September 30, 2025. The Company recorded reimbursement of organizational expenses paid by the Investment Adviser of $68,975 as an expense during the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025. No organizational and offering costs were incurred by the Company during the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025.

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

On April 23, 2025, the Company, the Investment Adviser and certain of their affiliates received an exemptive order from the SEC that permitted the Company to co-invest with investment funds managed by the Investment Adviser and its affiliates where doing so was consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Investment Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies.

On July 21, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for co-investment relief by the SEC based on an updated model of co-investment order that recently granted by the SEC (the "Order"). The Order supersedes the prior exemptive order granted on April 23, 2025. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act , must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company. All of the Company’s investments are deemed Non-Controlled / Non-Affiliated as of September 30, 2025.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$104,713,999	$105,142,556	86.2%
Second lien senior secured term loans	8,114,189	8,114,189	6.6%
Warrants	7,996,241	8,813,375	7.2%
Total	$120,824,429	$122,070,120	100.0%

Refer to Note 5 – Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$5,947,474	$5,947,474	4.9%
Automotive Services	1,190,695	1,190,695	1.0%
Consumer Finance	3,983,145	3,983,145	3.3%
Consumer Services	2,371,208	2,371,208	2.0%
Data Processing	9,581,746	9,782,903	8.0%
Ecommerce – CPG	17,430,651	17,430,651	14.3%
Education	7,871,938	7,834,009	6.4%
Food & Beverage	2,980,000	3,043,650	2.5%
Health & Wellness	12,978,344	14,015,739	11.5%
Technology – Aerospace	3,573,368	3,595,797	2.9%
Technology – Business	15,485,705	15,510,186	12.7%
Technology – Communication	2,738,403	2,738,403	2.2%
Technology – Consumer	6,088,093	6,022,601	4.9%
Technology – Cybersecurity	3,933,788	3,933,788	3.2%
Technology – Health & Wellness	9,198,522	9,198,522	7.5%
Technology – Marketplace	13,088,090	13,088,090	10.7%
Technology – Property	2,383,259	2,383,259	2.0%
Total	$120,824,429	$122,070,120	100.0%

As of September 30, 2025 and for the three months then ended and for the period from the Commencement of Operations through September 30, 2025, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for Three Months Ended September 30, 2025	Percentage of Total Investment Income for period from the Commencement of Operations through September 30, 2025	Percentage of Total Assets as of September 30, 2025
Youth Opportunity Investments, LLC	11.0%	14.4%	6.9%
FanFixApp, LLC	12.2%	15.4%	9.1%
AI Software, LLC d/b/a Capacity	10.4%	6.8%	6.8%

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2025 were as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$105,142,556	$105,142,556
Second lien senior secured term loans	-	-	8,114,189	8,114,189
Warrants	-	-	8,813,375	8,813,375
Total investments before cash equivalents	$-	$-	$122,070,120	$122,070,120
Money market treasury fund	18,384,411	-	-	18,384,411
Total investments after cash equivalents	$18,384,411	$—	$122,070,120	$140,454,531

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs:

	For the Three Months Ended September 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Warrants	Total
Total fair value of investments in portfolio companies at June 30, 2025	$61,126,185	$8,102,996	$7,159,483	$76,388,664
Purchases of investments in portfolio companies	44,216,727	-	1,483,273	45,700,000
Paid-in-kind interest income	69,638	-	-	69,638
Proceeds from loan repayments on investments in portfolio companies	(109,375)	-	-	(109,375)
Proceeds from deferred loan fees	(964,000)	-	-	(964,000)
Amortization of deferred loan fees	172,265	5,781	-	178,046
Accretion of warrant discount	631,116	5,412	-	636,528
Net change in unrealized gain (loss)	-	-	170,619	170,619
Total fair value of investments in portfolio companies at September 30, 2025	$105,142,556	$8,114,189	$8,813,375	$122,070,120

	For the period from the Commencement of Operations through September 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Warrants	Total
Total fair value of investments in portfolio companies at Commencement of Operations	$-	$-	$-	$-
Investments in portfolio companies acquired from Legacy Fund	38,604,265	-	2,808,033	41,412,298
Purchases of investments in portfolio companies	67,128,336	8,183,456	5,188,208	80,500,000
Paid-in-kind interest income	80,204	-	-	80,204
Proceeds from loan repayments on investments in portfolio companies	(1,228,125)	-	-	(1,228,125)
Proceeds from deferred loan fees	(1,349,500)	(84,000)	-	(1,433,500)
Amortization of deferred loan fees	311,056	7,563	-	318,619
Accretion of warrant discount	1,167,764	7,170	-	1,174,934
Net change in unrealized gain (loss)	428,556	-	817,134	1,245,690
Total fair value of investments in portfolio companies at September 30, 2025	$105,142,556	$8,114,189	$8,813,375	$122,070,120

There were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025. The net change in unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period was $1,245,690.

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Company's investments categorized within Level 3 as of September 30, 2025.

Investment Type	Fair Value as of September 30, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$105,142,556	Discounted cash flow	Discount rate	11.4% - 29.1% (18.5%)	Decrease
Second lien senior secured term loans	8,114,189	Discounted cash flow	Discount rate	13.8% - 17.5% (14.8%)	Decrease
Warrants	5,512,870	Black Scholes Option Pricing Model	Volatility	40% - 75% (61.3%)	Increase
		Black Scholes Option Pricing Model	Estimated time to exit (in years)	2.5 - 4.0 (3.32)	Decrease
		Black Scholes Option Pricing Model	Revenue Multiples	1.05 – 36.8 (4.33)	Increase
	1,178,880	Market Approach	Revenue Multiples	1.60 - 2.88 (2.86)	Increase
	2,121,625	Market Approach	EBITDA Multiples	7.25 - 7.25 (7.25)	Increase
Total	$122,070,120

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

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of September 30, 2025, the Company had the following commitments to fund delayed draw term loans and an uncommitted accordion.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	-	14,800,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
AI Software, LLC d/b/a Capacity	Data Processing	Delayed draw term loan	1,200,000	1,200,000	—
Galileo Learning LLC	Education	Delayed draw term loan	2,000,000	2,000,000	—
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	1,000,000	-	1,000,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
Roq.Ad, Inc.	Technology – Business	Delayed draw term loan	1,000,000	1,000,000	—
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	6,000,000	6,000,000	—
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Total			$75,366,667	$14,200,000	$61,166,667

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of September 30, 2025, $1.3 million was available to be drawn upon by one portfolio company at its discretion.

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

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of September 30, 2025.

See Note 3 – Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

The Company has entered into a Loan and Security Agreement with the KeyBank National Association (the "KeyBank Credit Agreement"), under which the Company established a $75,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of September 30, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement. The Legacy Fund incurred $1,275,142 of debt issuance costs to underwrite this credit agreement, which the Company assumed as part of the Formation Transaction. As of September 30, 2025, the Company had $42,272,228 of gross outstanding borrowings under the line of credit, incurring $318,786 of interest expense with a weighted average interest rate of 7.56% for the three months ended September 30, 2025, and interest expense of $358,650 with a weighted average interest rate of 7.62% for the period from the Commencement of Operations through September 30, 2025. The Company had average gross outstanding borrowings of $16,606,766 for the three months ended September 30, 2025, and $8,003,547 for the period from the Commencement of Operations through September 30, 2025. Additionally, the Company incurred $111,920 of unused borrowing fees for the three months ended September 30, 2025 and $300,405 for the period from the Commencement of Operations through September 30, 2025 at a rate of 0.75%.

Note 8. Net Assets

The Company has the authority to issue an unlimited number of Shares. The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, at an offering price of $25.00 per Share for an aggregate purchase price of $25,000.

On March 3, 2025, the Company completed the Formation Transaction and the equity interests of the Legacy Fund held by the Legacy Fund Members were exchanged for Shares. The Company issued 2,722,631 Shares for total proceeds of $68,065,767 as payment for such Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members.

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

The following tables summarize transactions in Shares for the three months ended September 30, 2025 and for period from the Commencement of Operations through September 30, 2025:

	Three Months Ended September 30, 2025
	Shares	Amount
Shares
Subscriptions	495,706	$12,526,500
Net increase (decrease)	495,706	$12,526,500

	For the period from the Commencement of Operations through September 30, 2025
	Shares	Amount
Shares
Subscriptions	3,868,487	$96,852,517
Net increase (decrease)	3,868,487	$96,852,517

Net Asset Value per Share and Offering Price

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of	Shares
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01
June 30, 2025	$25.27
September 30, 2025	$25.31

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	2,631,251

a.
The Company acquired a distribution payable of $832,648 in association with the Formation Transaction.

No other distributions were made to Shareholders during the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025.

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

The Company did not make any share repurchases for the period from the Commencement of Operations through September 30, 2025.

Note 9. Financial Highlights

The financial highlights for the period from the Commencement of Operations through September 30, 2025 are as follows:

For the period from the Commencement of Operations through September 30, 2025
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss)[1]	1.27
Net realized and unrealized gain (loss)[1]	0.36
Net increase (decrease) in net assets resulting from operations	1.63
Distribution paid (declared) to shareholders[2]	(1.32)
Net asset value, end of period	$25.31
Total return[3]	6.52%
Number of Shares outstanding as of September 30, 2025	3,869,487
Ratios to Average Net Assets:
Net assets, end of period	$97,955,325
Ratio of net investment income (loss) to average net assets[4]	10.17%
Ratio of total expenses to average net assets[4]	6.32%
Ratio of total expenses, excluding incentive fees[4]	5.08%
Portfolio turnover[5]	1.56%

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
3.
Total return is not annualized and represents the total return for the period from the Commencement of Operations through September 30, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in NAV per Share during the period plus declared distributions per Share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
4.
The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees, reimbursement of organizational expenses paid by the Investment Adviser, business licenses and permits fees).
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

Share Issuance

Effective October 1, 2025, the Company sold 818,076 Shares at a price per Share of $25.31 (with the final number of shares being determined on October 16, 2025) to accredited investors in a private placement of Shares for an aggregate offering price of $20,705,500.

Distributions

On October 16, 2025, the Company paid a distribution of $0.68 per Share to shareholders of record as of September 30, 2025, for a total amount of $2,631,251.

Investment Activity

From October 1, 2025 through the date of this report, the Company has invested $41,450,000 into six new portfolio companies.

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

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 common shares of beneficial interests, par value of $0.01 per share (the “Shares”), of the Company, for an aggregate purchase price of $25,000. On March 3, 2025, prior to electing to be regulated as a BDC, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the "Legacy Fund") merged with and into the Company with the Company continuing as the surviving entity (the "Formation Transaction"). As a result of the Formation Transaction, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were exchanged for Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members. The Company issued 2,722,631 Shares at a price of $25.00 per Share to the Legacy Fund for total merger consideration of  $68,065,767 as part of this Formation Transaction.

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

As of September 30, 2025, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $344,874 and $155,126, respectively, that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Achievement of Milestone 1 was deemed probable based on subscriptions from external subscribers as of September 30, 2025. Accordingly, reimbursement of organization and offering costs was deemed probable as of September 30, 2025, and therefore, the Company has recorded a liability of $100,000 payable to the Adviser as of September 30, 2025. These costs were incurred by the Investment Adviser prior to the commencement of operations on March 3, 2025 (“Commencement of Operations”) and as such, are not presented on the consolidated statement of operations as an expense and corresponding waiver of expense for the period from the Commencement of Operations through September 30, 2025.

Portfolio and Investment Activity

As of September 30, 2025, the fair value of our investments was approximately $122,070,120. For the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025, the Company acquired $45.7 million and $122.0 million, respectively, aggregate principal amount of investments as further described below.

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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) for the period ended September 30, 2025:

	Three Months Ended September 30, 2025	For the period from the Commencement of Operations through September 30, 2025
Investments:
Total investments, beginning of period	$76,388,664	$-
Investments acquired from the Legacy Fund		41,412,298
Payments for purchases of investments in portfolio companies	45,700,000	80,500,000
Paid-in-kind interest income	69,638	80,204
Proceeds from loan repayments on investments in portfolio companies	(109,375)	(1,228,125)
Proceeds from deferred loan fees	(964,000)	(1,433,500)
Amortization of deferred loan fees	178,046	318,619
Accretion of warrant discount	636,528	1,174,934
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	170,619	1,245,690
Total Investments, End of Period	$122,070,120	$122,070,120

Number of portfolio companies		22

The composition of the investment portfolio at cost and fair value consisted of the following as of September 30, 2025:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$104,713,999	$105,142,556	86.2%
Second lien senior secured term loans	8,114,189	8,114,189	6.6%
Warrants	7,996,241	8,813,375	7.2%
Total	$120,824,429	$122,070,120	100.0%

The industry composition of investments at cost and fair value was as follows as of September 30, 2025:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$5,947,474	$5,947,474	4.9%
Automotive Services	1,190,695	1,190,695	1.0%
Consumer Finance	3,983,145	3,983,145	3.3%
Consumer Services	2,371,208	2,371,208	2.0%
Data Processing	9,581,746	9,782,903	8.0%
Ecommerce – CPG	17,430,651	17,430,651	14.3%
Education	7,871,938	7,834,009	6.4%
Food & Beverage	2,980,000	3,043,650	2.5%
Health & Wellness	12,978,344	14,015,739	11.5%
Technology – Aerospace	3,573,368	3,595,797	2.9%
Technology – Business	15,485,705	15,510,186	12.7%
Technology – Communication	2,738,403	2,738,403	2.2%
Technology – Consumer	6,088,093	6,022,601	4.9%
Technology – Cybersecurity	3,933,788	3,933,788	3.2%
Technology – Health & Wellness	9,198,522	9,198,522	7.5%
Technology – Marketplace	13,088,090	13,088,090	10.7%
Technology – Property	2,383,259	2,383,259	2.0%
Total	$120,824,429	$122,070,120	100.0%

The geographic composition of investments at cost and fair value was as follows as of September 30, 2025:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$108,355,745	$109,601,436	89.8%
International	12,468,684	12,468,684	10.2%
Total	$120,824,429	$122,070,120	100.0%

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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2025:

	September 30, 2025
Investment Risk Rating	Fair Value	% of Total Debt Investments at Fair Value
4	$113,256,745	100.0%
Total	$113,256,745	100.0%

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

As of September 30, 2025, no loans to portfolio companies were on non-accrual status.

Results of Operations

The following table represents the operating results for the period from the Commencement of Operations through September 30, 2025:

	For the Three Months Ended September 30, 2025	For the period from the Commencement of Operations through September 30, 2025
Total investment income	$4,654,870	$8,350,659
Net expenses	2,011,091	3,819,092
Net investment income	2,643,779	4,531,567
Net unrealized gain (loss)	170,619	1,245,690
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,814,398	$5,777,257

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the period from the Commencement of Operations through September 30, 2025 was as follows:

	Three Months Ended September 30, 2025	For the period from the Commencement of Operations through September 30, 2025
From non-controlled / non-affiliated investments:
Interest income	$3,683,488	$6,422,896
OID Accretion	171,194	303,945
PIK interest	69,638	80,204
Warrant accretion	636,528	1,174,934
Amendment fee accretion	6,852	14,674
Total from non-controlled / non-affiliated investments:	4,567,700	7,996,653
Other interest income	87,170	354,006
Total Investment Income	$4,654,870	$8,350,659

For the three months ended and period from the Commencement of Operations through September 30, 2025, total investment income was $4,654,870 and $8,350,659, respectively, the majority of which was driven by interest income on the senior secured term loan investments.

For the three months ended and period from the Commencement of Operations through September 30, 2025, total investment income from non-controlled / non-affiliated investments was $4,654,870 and $8,350,659, respectively, which represents an approximate effective yield of 18.6% and 18.9%, respectively, on the average amortized cost of investments during the periods. The effective yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the effective yield will remain at its current level.

Expenses

Total expenses were made up of the following for the period ended September 30, 2025:

	Three Months Ended September 30, 2025	For the period from the Commencement of Operations through September 30, 2025
Interest expense	$495,206	$808,563
Base Management Fees	376,581	681,583
Income Incentive Fees	472,428	842,592
Capital Gains Incentive Fees	34,123	243,946
Professional fees	433,676	837,319
Board of Trustees’ expense	38,000	115,322
Administration fees	47,115	135,954
Reimbursement of organizational expenses paid by the Investment Adviser	68,975	68,975
Other general and administrative expenses	44,987	84,838
Total expenses	$2,011,091	$3,819,092

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

Management Fees

For the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025, Base Management Fees were $376,581 and $681,583, respectively. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025, Incentive Fees were $506,551 and $1,086,538, respectively. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the

Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Agreements and Related Party Transactions.

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

Income Taxes

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code. To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

For the period from the Commencement of Operations through September 30, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	Three Months Ended September 30, 2025	For the period from the Commencement of Operations through September 30, 2025
Net change in unrealized gain (loss) on investments	$170,619	$1,245,690
Net Unrealized Gain (Loss) on Investments	$170,619	$1,245,690

The net change in unrealized gains (losses) for the three months ended and the period from the Commencement of Operations through September 30, 2025 was due to the appreciation of value in the Company’s portfolio investments.

Financial Condition, Liquidity and Capital Resources

The Company generates cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of its investments. It may also fund a portion of its investments with borrowings under the KeyBank Credit Facility, and issuances of senior securities, including before it has fully invested the proceeds of the Private Offering. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders.

Net Assets

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 Shares of the Company, which represented all of the issued and outstanding Shares of the Company, at an offering price of $25.00 per Share for an aggregate purchase price of $25,000. On March 3, 2025, as a result of the Formation Transaction, the equity interests of the

Legacy Fund held by the Legacy Fund Members were exchanged for Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members.

The following table sets forth Share issuances life-to-date through the period ended September 30, 2025.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250
July 1, 2025	$25.27	495,706	$12,526,500

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	2,631,251

a.
The Company acquired a distribution payable of $832,648 in association with the Formation Transaction.

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

The Company did not make any Share repurchases for the period from the Commencement of Operations through September 30, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) including our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2025, our asset coverage ratio was approximately 332%. Our asset coverage ratio per unit, which is calculated my multiplying the asset coverage ratio by one thousand, was approximately $3,317.

The Company has entered into a Loan and Security Agreement with the KeyBank National Association (the "KeyBank Credit Agreement"), under which the Company established a $75,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of September 30, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement. The Legacy Fund incurred $1,275,142 of debt issuance costs to underwrite this credit agreement, which the Company assumed as part of the Formation Transaction. As of September 30, 2025, the Company had $42,272,228 of gross outstanding borrowings under the line of credit, incurring $318,786 of interest expense with a weighted average interest rate of 7.56% for the three months ended September 30, 2025, and interest expense of $358,650 with a weighted average interest rate of 7.62% for the period from the Commencement of Operations through September 30, 2025. The Company had average gross outstanding borrowings of $16,606,766 for the three months ended September 30, 2025, and $8,003,547 for the period from the Commencement of Operations through September 30, 2025. Additionally, the Company incurred $111,920 of unused borrowing fees for the three months ended September 30, 2025 and $300,405 for the period from the Commencement of Operations through September 30, 2025 at a rate of 0.75%.

The Company had $42.3 million of gross outstanding borrowings as of September 30, 2025 and did not have any preferred shares issued and outstanding as of September 30, 2025. As of September 30, 2025, the Company was in compliance with the 150% asset coverage requirement under the 1940 Act.

Commitments and Off-Balance Sheet Arrangements

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of September 30, 2025, the Company had the following commitments to fund delayed draw term loans and an uncommitted accordion.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	-	14,800,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
AI Software, LLC d/b/a Capacity	Data Processing	Delayed draw term loan	1,200,000	1,200,000	—
Galileo Learning LLC	Education	Delayed draw term loan	2,000,000	2,000,000	—
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	1,000,000	-	1,000,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
Roq.Ad, Inc.	Technology – Business	Delayed draw term loan	1,000,000	1,000,000	—
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	6,000,000	6,000,000	—
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Total			$75,366,667	$14,200,000	$61,166,667

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on upon the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of September 30, 2025, $1.3 million was available to be drawn upon by one portfolio company at its discretion.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management was not aware of any pending or threatened litigation.

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

See Note 3 – Agreements and Related Party Transactions.

Recent Developments

Subscriptions

Effective October 1, 2025, the Company issued an aggregate of 818,076 Shares at a price per share of $25.31 (with the final number of shares being determined on October 16, 2025) to accredited investors in a private placement of Shares for an aggregate offering price of $20,705,500.

	NAV	Shares	Amount
October 1, 2025	$25.31	818,076	$20,705,500

Investment Activity

From October 1, 2025 through the date of this report, the Company has invested $41,450,000 into six new portfolio companies.

Distributions

On October 16, 2025, the Company paid a distribution of $0.68 per Share to shareholders of record as of September 30, 2025, for a total amount of $2,631,251.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, interest rate risk, credit risk and inflation and supply chain risk.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we will fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $42.3 million of gross debt obligations outstanding as of September 30, 2025, and $0 at Commencement of Operations. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Inflation and Supply Chain Risk

U.S. inflation rates have fluctuated in recent periods and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC on March 3, 2025, as amended on April 17, 2025 and May 2, 2025 and the risk factors set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the Ecommerce-CPG industry.

Our investments in portfolio companies that operate in the Ecommerce-CPG industry represent 14.3% of our total portfolio as of September 30, 2025. Such portfolio companies are subject to regulatory requirements related to product safety, labeling, advertising claims, and consumer protection laws that vary by jurisdiction. There are risks in investing in companies that operate in this market, including potential supply chain disruption, changing consumer preferences, a competitive marketplace and reliance on third-party logistics. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our investments in the technology-marketplace industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the technology-market industry represent 10.7% of our total portfolio as of September 30, 2025. Portfolio companies in the technology-market sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the technology-market industry must respond quickly to market disruptions and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the technology marketplace sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In conjunction with the merger of the Legacy Fund with and into the Company, which occurred on March 3, 2025, the Company issued 2,722,630.716 Shares to the Legacy Fund Members in connection with the Formation Transaction.

Effective April 1, 2025, the Company sold 650,150 Shares at a price per Share of $25.01 (with the final number of shares being determined on April 16, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,260,250.

Effective July 1, 2025, the Company sold 495,706 Shares at a price per Share of $25.27 (with the final number of shares being determined on July 17, 20025) to accredited investors in a private placement of Shares for an aggregate purchase price of $12,526,500.

Effective October 1, 2025, the Company sold 818,076 Shares at a price per Share of $25.31 (with the final number of shares being determined on October 16, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $20,705,500.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: November 5, 2025

LAGO Evergreen Credit

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer
Date: November 5, 2025