Form 10-K
period 2025-12-31
LAGO Evergreen Credit
filed 2026-03-17
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56728

LAGO Evergreen Credit

(Exact name of registrant as specified in charter)

Delaware	33-1867642
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 3540 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
773-417-5246

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities to be registered pursuant to Section 12(g) of the Act:

Shares of beneficial interest, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 17, 2026, the registrant had 5,225,953 shares of common stock, $0.01 par value per share, outstanding.

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
•
our contractual arrangements and relationships with third parties;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the effect of investments that we expect to make and the competition for those investments;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war;
•
political uncertainty resulting from recent events, including changes to U.S. trade policies;
•
general economic, logistical and political trends and other external factors, including pandemics and supply chain disruptions;
•
potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;
•
the disruption of global shipping activities;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations; and
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
the impact of changing regulations and implementation of tariffs on goods;
•
the ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•
the impact of geo-political conditions, including ongoing conflicts in the Middle East, recent U.S. military action in Venezuela, those arising out of the Russia-Ukraine war, and the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest; and
•
other risks, uncertainties, and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In addition, new risks and uncertainties emerge from time to time, and it is not possible for the Company to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation that the Company’s plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, the Company assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I

Item 1. Business

The Company

LAGO Evergreen Credit (the “Company”) is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company qualifies and intends to elect to be taxed as a regulated investment company (“RIC”) under subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware statutory trust on October 30, 2024, and filed its initial registration statement on Form 10 on March 3, 2025 as subsequently amended on April 17, 2025 and May 2, 2025. As a BDC that has qualified as a RIC, the Company is required to comply with certain regulatory requirements. For example, as a BDC, at least 70% of the Company’s assets must be assets of the type listed in Section 55(a) of the 1940 Act.

The Company is managed by LAGO Asset Management, LLC (the “Investment Adviser”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board of Trustees (the "Board"), manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser oversees the Company and is responsible for making investment decisions with respect to the Company’s portfolio, including deal origination, credit underwriting, due diligence, investment structuring, transaction execution, and portfolio monitoring and management.

The Company’s investment objective is to maximize the total return generated from its portfolio, which the Company expects to include current income from its debt investments as well as capital appreciation from equity and equity-related investments such as warrants. The Company’s focus will be primarily on floating rate senior secured term loan investments and, to a lesser extent, other types of junior loans and equity-related securities, such as convertible notes, warrants, and preferred or common stock. The Company’s secured loans are expected to be collateralized with security interests in the assets of the borrowers, which the Company expects will typically take the form of first-priority liens on some or all of the assets of the borrower. To the extent that another lender to the portfolio company retains the first-priority lien on some or all of the assets of the borrower, such as when another lender provides a revolving credit facility, the Company may structure its loan as a second-priority lien on any such encumbered assets and seek the opportunity to structure a first-lien on any unencumbered assets, such as intellectual property. The Company’s position as a secured lender and, in particular in the case where the Company is the sole, first lien lender, enables it to exert influence over the borrower with respect to access to management, monitoring performance, and increasing the likelihood of positive outcomes in the event that the borrower underperforms or becomes distressed. In connection with the Company's lending activities, the Company frequently receives “equity kickers” in the form of warrants and rights-to-invest equity in its borrowers, which have the potential to enhance returns above that typically generated from portfolios consisting solely of credit positions. A majority of the Company's warrants are structured with a “cashless exercise” feature which does not require additional capital investment to benefit from any upside appreciation. The Company has adopted a policy to invest at least 80% of its assets in “credit,” which the Company defines as debt investments made in exchange for regular interest payments, under Section 59 and Rule 35d-1 under the 1940 Act.

The Investment Adviser

The Company’s investment activities are managed by the Investment Adviser, which is a Delaware limited liability company formed in 2019. The Investment Adviser is led by its two co-founders, Tim A. Gottfried and Heather L. La Freniere, both of whom possess over 25 years of financing experience and are supported by a dedicated team of investment professionals who collectively represent significant transaction experience obtained at a variety of private credit and equity funds, technology-focused banks, and leading money center banks. As a result of the collective longevity investing capital among its investment team, the Investment Adviser has developed an expansive network of venture capital, private equity, and other private credit funds and relevant service provider contacts within the lower middle market ecosystem, which the Investment Adviser believes will serve as a primary source of investment opportunities. Furthermore, the Company believes that the quantity and diversity of transaction experience developed over multiple cycles provides the Investment Adviser with a heightened ability to dynamically identify, value, and price attractive investment opportunities afforded by prevailing market conditions; perform detailed, relevant due diligence across industries; and recognize and mitigate idiosyncratic risk through creative transaction structuring.

The Company has entered into the Investment Advisory Agreement, pursuant to which, the Investment Adviser will be responsible for all aspects of the Company’s investment activities, including deal origination, credit underwriting, due diligence, investment structuring, transaction execution, and portfolio monitoring and management. For such services, the Company will pay the Investment Adviser a base management fee and an incentive fee for its services. See “Investment Advisory Agreement” for a discussion of the base management fee ("Base Management Fee") and incentive fee (the "Incentive Fee"), including the income and capital gains incentive fees to be payable by the Company to the Investment Adviser. The Company’s base management fee is based on its average adjusted gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents), and, therefore, the Investment Adviser benefits when the Company incurs debt or uses leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities. LAGO Asset Management, LLC, a Delaware limited liability company, serves as the Company’s investment adviser and is registered as an investment adviser with the Securities and Exchange Commission (the "SEC"). Subject to the supervision of the Company’s Board of Trustees, a majority of which is made up of Trustees that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Investment Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services, including administrative and compliance services. Certain administrative and compliance services are performed by BIP Capital, LLC (the "Administrator") pursuant to the Administration and Fund Services Agreement. See “Administration Agreement.” The Investment Adviser may also enter into one or more agreements with third parties for them to provide certain administrative services to the Company.

Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.”

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

Formation Transaction

On March 3, 2025, immediately prior to the Company’s election to be regulated as a BDC, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the "Legacy Fund") merged with and into the Company with the Company continuing as the surviving entity (the "Formation Transaction"). As a result of the Formation Transaction, the Company acquired the assets, including the investment portfolio of the Legacy Fund (the “Legacy Portfolio”) and, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the "Legacy Fund Members") were converted into merger consideration consisting of 2,722,630.716 shares of the Company's common beneficial interests, par value of $0.01 per share (the "Shares") in the aggregate. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members (the “Legacy Investors”). The number of Shares issued in the Formation Transaction was based on a per-share value of $25.00 and a valuation of the Legacy Fund as of December 31, 2024, as adjusted for assets that were disposed of by the Legacy Fund, as well as earnings, capital contributions and distributions paid to the Legacy Investors and material events affecting the portfolio companies of the Legacy Fund subsequent to December 31, 2024 and through the closing date of the Formation Transaction.

As of December 31, 2024, the Legacy Portfolio had $31.7 million (at fair value) invested in seven portfolio companies consisting of approximately 87.7% of first lien debt, 4.6% of second lien debt and 7.7% of warrants at fair value.

Legacy Portfolio

The following table summarizes the Legacy Portfolio’s mix of investments by type based on fair value as of December 31, 2024:

	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$27,828,744	87.7%
Second lien senior secured term loans	1,452,948	4.6%
Warrants	2,454,207	7.7%
Total	$31,735,899	100.0%

The following table summarizes the Legacy Portfolio’s mix of investments by industry based on fair value as of December 31, 2024:

	Fair Value	% of Total Investments at Fair Value
Education	$5,885,574	18.5%
Health & Wellness	12,477,096	39.3%
Technology – Aerospace	4,954,702	15.6%
Technology – Business	4,431,044	14.0%
Technology – Consumer	3,987,483	12.6%
Total	$31,735,899	100.0%

Market Opportunity

The Company was formed to serve as a direct lender of predominantly senior secured term loans to U.S.-based lower middle market growth companies that have the potential for sustained growth, typically through the offering of innovative products, services or technologies, or by creating technology-enabled business models aimed at enhancing efficiency, customer experience, and/or speed to market. The Company defines the lower middle market as companies generating annual revenue between $10 million and $250 million, although the Company may occasionally invest in smaller or larger companies. Several factors underpin the Company’s belief that providing credit to the lower middle market is an attractive area to focus its investment efforts:

Large Target Market. The Company believes that the lower middle market is vast, and the pace of innovation is accelerating as technology, online commerce platforms, and social media allow lower middle market companies to quickly identify new opportunities in the market and rapidly scale with increased efficiency amid an unprecedentedly low amount of friction between producers and their prospective customers. The Company believes that virtually every corner of the economy is undergoing substantial disruption, with notable rapid changes occurring in markets such as information technology, media, consumer products / eCommerce, health and wellness, climate change remediation, and transportation, among others. In addition, entirely new markets are being created around areas such as artificial intelligence, robotics, and virtual/augmented reality. The Company believes that this rapid growth in demand for innovative products and services is being met in large part by emerging lower middle market companies and represents significant and virtually unlimited demand for capital in this market segment that should produce significant investment opportunities for the Company.

Significant Demand for Debt Capital. Within the lower middle market, the Company targets companies with revenues typically between $10 million and $250 million with an attractive growth profile. For companies of this size, the Company believes a primary method for financing this growth is through equity raises, as traditional bank financing is more difficult to obtain. Nevertheless, the Company believes that securing growth capital in the form of debt would represent an attractive solution for such companies, as equity funding is substantially more dilutive for founders and existing investors. Relative to equity, the Company believes that term loans provide a more attractive financing solution for prospective borrowers in its target markets, as they:

•
are typically less dilutive to the existing shareholders than financing growth through additional equity;
•
provide access to credit facilities tied to metrics consistent with a borrower’s business model, such as revenue growth, likely to produce higher liquidity than alternative asset-based revolving products;

•
extend the time period during which a portfolio company can operate before seeking additional equity capital or pursuing a sale transaction or other liquidity event, which, for high-growth companies, can create increased valuations;
•
represent impermanent capital without direct board representation, in contrast to equity capital; and
•
allow portfolio companies to better match cash sources with uses, such as using debt rather than equity to purchase temporal assets, such as inventory.

Limited Competition. The Company believes that most traditional larger U.S. financial institutions, such as banks, have limited interest in providing credit to the lower middle market as smaller loan sizes, more labor-intense due diligence processes, and increased monitoring requirements creates inefficiencies that lead these financial institutions to eschew the lower middle market in favor of large corporate clients.

Supply/Demand Imbalance Favors Capital Provider. Given the sheer number of lower middle market companies that exist and are being newly formed on an annual basis in the U.S. and the relatively few and fragmented capital providers focusing on such companies, we believe there exists an imbalance between the supply of, and demand for, capital in this market. This imbalance creates attractive pricing and structuring dynamics that generally provides more favorable terms to the lender, including increased pricing power, stronger covenant packages, better call protection, and increased frequency and quality of information rights and direct access to senior management. Further, the Company believes that historical default rates for lower middle market companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses.

Company Strategy

The Company intends to make loans to lower middle market companies that typically demonstrate an attractive growth profile with revenues between $10 million and $250 million, although the Company may occasionally invest in larger or smaller companies. The Company directly originates a majority of its investment opportunities through a broad network developed by the Investment Adviser. The Company believes the benefit of pursuing this strategy is that it will be able to generate higher current cash yields than what is achievable in other credit asset classes, while reducing risk through highly structured credit agreements. The Company seeks to generate a gross unlevered yield of between 8% - 15% on floating rate senior secured credit positions, which it expects to be enhanced by appreciation from warrants in growing companies. There is no guarantee that the Company will generate such yield and that the amount of distributions that the Company may pay, if any, is uncertain.

For companies in the Company’s target market, the Company believes a primary method for financing growth is through equity raises, as traditional bank financing is more difficult to obtain. The Company believes that securing growth capital in the form of debt would represent an attractive solution for such companies, as equity funding is substantially more dilutive for business owners. However, lower middle market companies may struggle to raise sufficient debt financing from traditional lenders to use debt capital as an alternative to equity capital. To capitalize on this supply-demand imbalance for credit, the Company offers what it believes to be an attractive solution to its target market by structuring senior secured loans based on the enterprise value, asset base, and/or cashflow of prospective borrowers. Fundamentally, the Company believes that the enterprise value of lower middle market growth companies can substantially exceed the book value of net assets, which provides an opportunity to offer credit products to prospective borrowers as an alternative to equity. The Company seeks to offer loans in amounts that represent a more conservative loan-to-value (“LTV”) (typically less than 50%), based on market value, relative to levels seen in larger market transactions, where LTVs can often be between 60% to 80% or more. The Investment Adviser believes that lending at a lower LTV provides a substantial “margin of safety,” which allows for companies to better withstand downturns in the economic cycle and provides for higher rates of recovery on defaulted loans. The Investment Adviser believes that relative to other credit investment opportunities, lower middle market lending has demonstrated lower default rates and higher recovery rates compared to the larger corporate lending markets in the recent past. The Investment Adviser believes that the reason for this is that the lower middle market can provide the opportunity for lenders to negotiate more “lender friendly” terms than those available to lenders of larger borrowers. These terms, such as minimum financial performance covenants, frequent monitoring of financial results, and springing cash dominion, can provide additional protections and tools for active position management to signal early signs of borrower distress and provide the lender with the ability to take early action, which can lead to higher recovery rates. While the Company does not have any specific maturity, duration or quality requirements, the typical characteristics of the Company’s lower middle market senior secured credit investments may include a portion or substantially all of the following:

●	floating interest rates and fees that are typically targeted to yield 8% to 15%, which the Company believes is markedly higher than traditional fixed income investments;

●	come with detachable warrants;

●	structured as a contractual obligation typically characterized by regularly scheduled cash coupon payments and principal payments;

●	maintain a position at the top of the capital structure with superior rights of repayment to any other junior debt or equity investment in the same company;

●	secured by assets;

●	contain financial covenants that allow creditors to proactively manage risk; and

●	often have equity capital invested in the capital structure providing a cushion against principal losses and representing significantly less leverage.

Additionally, the Company expects to frequently negotiate rights-to-invest in equity and equity-related securities issued by portfolio companies as part of its credit investments, as well as to be offered such investment opportunities in companies in which it does not have a lending relationship at such time. Such investments are designed to allow investors to capture additional upside from borrowers experiencing significant momentum or increase the likelihood of providing additional credit products to portfolio companies. To the extent that the Company decided to pursue such opportunities, the Company expects a significant portion of such equity investments to be made in private companies in which it also has a lending relationship. The Company expects that, in such circumstances, its relationship with the borrower will provide it with access to information or insight that it would not necessarily have if it were not the lender, and, accordingly, the Company anticipates that this information advantage will result in higher absolute equity returns. The Investment Adviser has been offered and has capitalized on these equity investment opportunities since its founding and expects to continue to receive contractual opportunities, without an obligation, to invest in many of the Company’s borrowers. The Company may make these equity investments, on an opportunistic basis, based on what the Company believes to be in the best interests of the Shareholders. To the extent the Company determines not to invest, in whole or in part, in any such opportunity, certain of the Company’s affiliated investment funds may use these rights-to-invest foregone by the Company to fulfill the equity investment opportunity.

Competitive Strengths

Well-developed Direct Originations Capabilities Based on Thematic Investing. Through the Investment Adviser, the Company has access to an extensive deal sourcing network of lower middle market ecosystem participants, including venture capital, and private equity firms, family offices, credit funds, corporations and founders. Additionally, the Investment Adviser pursues a focused direct outreach program based on macrotrends that the Investment Adviser believes are shaping the human experience in the 21st century and where significant innovation will occur over the long term. Such themes include tech and tech-enabled services focused on sectors including, but not limited to, Artificial Intelligence, Modern Consumer Life (21st century needs and consumption behaviors), Health and Wellness, FinTech, SpaceTech, ClimateTech, and Virtual Reality / Augmented Reality. The Investment Adviser has generated over $14 billion in notional transaction opportunities since 2019.

Disciplined Investment and Underwriting Process. The Investment Adviser believes it has a consistent track record of maintaining a disciplined credit investment strategy that is steadfast in structuring investments consistent with its strategy, namely, senior secured credit transactions with premium pricing and robust covenant and yield protection packages. The Investment Adviser believes it has demonstrated its commitment to safety of principal and structuring and pricing discipline through its highly structured credit transactions that have included financial covenants at inception, even during “frothy” periods of market cycles characterized by competitors offering relaxed pricing and “cov-lite” (loose or no covenants) structures to win deals.

Cycle-tested Investment Team. The Investment Adviser’s senior investment team has significant experience structuring and executing a variety of capital transactions across multiple cycles. This experience includes both credit and equity investment transactions to companies at all stages of development and includes growth as well as distressed-focused investing through various market cycles, starting in the 1990s. The Investment Adviser believes this experience provides the Investment Adviser with insight into various scenarios of outcomes across near- and mid-term investment horizons, based on idiosyncratic and macro-economic opportunities and risks, which informs its ability to structure deals that take into account a variety of possible outcomes for a particular borrower and anticipate how the management, its sponsors, and prospective investors are likely to react. The Investment Adviser believes such anticipation is likely to result in the Investment Adviser extracting terms enabling a higher probability of increased returns and/or reduced risk for the Company.

Long-term Investment Horizon. As the Company is structured as an evergreen investment vehicle, it has the ability to take a longer investment horizon, which it believes will be attractive to its target market of growth companies. The Company believes that this will lead to an ability to pursue more investment opportunities, particularly in alignment with the emerging macrotrends thematic investing previously described, and an ability to maximize the returns on its investments as it will not be a “forced seller” of its positions, as it would have the potential to be if it were structured as a closed-end investment vehicle.

Opportunistic Growth Investing. The Investment Adviser believes that, in the 21st century, innovation is a constant and, as such, regardless of economic cycle, industries are in a permanent state of disruption as new market entrants are being created, new technologies are being developed, companies are able to use technology to improve operations and increase efficiency and needs and consumption habits change according to generational differences. As a result, the Company’s aperture lens for investment is broad and reaches far beyond where other investment firms often narrowly and dogmatically focus their investment activities, such as software or technology development. The benefit is that, while other lower middle market capital providers are often competing for investment opportunities in a crowded market, where there exists reduced pricing and structuring capabilities, the Company is often providing capital in generally underserved areas of growth, such as technology hardware, retail, and consumer products, where it has the capability to generate higher yields and receive more security and credit enhancements because fewer capital providers exist in such overlooked markets. The Company believes that its willingness to consider investment opportunities beyond what is fashionable leads to stronger relationships with venture capital and private equity sponsors, provides for a greater and more consistent set of investment opportunities across cycles, and increases its ability to maintain a higher level of investment activity when a particular sector falls out of favor.

Investment Process Overview

The Company expects that for a majority of its investment positions, it will serve as the administrative agent (the "Administrative Agent"), sole lender to a portfolio company or co-lender alongside other lenders in a debt investment. As Administrative Agent, the Company will provide management and oversight for a portfolio company’s periodic interest and other payments under a debt investment. In such instances, the investment process described below would apply. In the less frequent situation where the Company is acting as a participant in another Administrative Agent’s transaction, the Company expects that such Administrative Agent would follow a similar investment process as outlined below and the Company would review the information prepared by the Administrative Agent to determine investment decisions and manage portfolio companies.

Sourcing. The Company will originate investment opportunities primarily via the Investment Adviser’s vast network of deal referral sources such as venture capital and private equity firms and management teams, legal firms, accounting firms, investment banks, and other lenders to source prospective portfolio companies. The Investment Adviser attends relevant conferences that typically showcase emerging brands or technologies along industry verticals. The Company will also target companies as part of a thematic-based investing direct outreach effort. The originating investment professional will typically obtain materials from the prospective portfolio company to determine if it meets minimum criteria to issue a non-binding term sheet.

Term sheet issuance. If, after consulting with the Investment Adviser’s investment committee (the “Investment Committee”), the Investment Adviser determines that the potential transaction meets the Company’s initial credit standards, the Company will issue a non-binding term sheet to the prospective portfolio company. The terms of the transaction will be tailored to a prospective portfolio company’s specific funding needs while taking into consideration market dynamics, the equity sponsorship support, the company’s liquidity, and risks to the company achieving its growth plans, among other factors. Pricing, financial covenants, and any other conditions required by the lender will be delineated at this stage.

Underwriting. Once the term sheet has been negotiated and, the Company will request additional due diligence materials from the prospective portfolio company and arrange for a due diligence visit.

Due diligence. The due diligence process typically includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team. A key element to due diligence is a review of the company’s financial books and records to ensure accuracy and consistency with the company’s historical operating performance. Additionally, the Company may interview key existing investors of the prospective portfolio company, who are often also members of the prospective portfolio company’s board of directors. While these board members and/or investors are not independent sources of information, their support for management and willingness to support the prospective portfolio company’s further development can provide meaningful information for the Company’s decision-making process.

Investment memorandum. Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, an investment memorandum will be prepared for review and approval. The investment memorandum will be reviewed by the Company’s investment committee for approval.

Investment Committee. The Investment Committee is responsible for overall credit policy, portfolio management, approval of all investments, portfolio monitoring, and reporting and managing of problem accounts. Portfolio performance and current market conditions are reviewed and discussed by the Investment Committee periodically to assure that transaction structures and terms are consistent and current.

Loan closing and funding. Approved investments are documented and closed by the Company’s third-party legal and loan administration staff. The transaction documents typically include a loan and security agreement, warrant agreement, and applicable perfection documents, including applicable Uniform Commercial Code financing statements and, as applicable, may also include a landlord agreement, patent and trademark security grants, a subordination agreement, an intercreditor agreement, participation agreements, if applicable, and other standard agreements for commercial loans. Funding requires final approval by a majority of the members of the Investment Committee.

Portfolio management and reporting. The Company maintains a “hands on” approach to communication with the portfolio companies. At least quarterly, and often monthly, the Company will receive financial reports from the portfolio companies and track performance relative to prior periods. Using this data, the Company uses a credit rating system to analyze the quality of its debt investments on a quarterly basis. Each portfolio company will be rated on a scale between 1 and 5. A rating of 4 represents the rating for a standard level of risk; this rating will be assigned to all portfolio companies at inception of the initial investment. A rating of 5 represents an improved and better credit quality than existed at the time of its original underwriting. A rating of 3 indicates that the borrower is exhibiting some underperformance in one or more key operating metrics but the overall credit quality and risk of loss of principal is deemed low. The Company expects most portfolio companies to be rated a 4 or a 3 while active borrowers. A rating of 2 or 1 represents a deteriorating credit quality and an increased risk of loss of principal.

The Company closely monitors all portfolio companies, but especially those rated a 1 or 2, for adverse developments. In addition, the Company will maintain regular contact with the management, board of directors, and/or major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

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

Co-Investment Relief

The Company and the Investment Adviser have received an exemptive order from the SEC (the “Order”) that permits the Company, among other things, to participate in negotiated co-investment transactions with other funds managed by the Investment Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - the Base Management Fee and the Incentive Fee. The cost of both the Base Management Fee and Incentive Fee will ultimately be borne by the shareholders.

Management Fee

The Company pays the Investment Adviser a Base Management Fee, quarterly in arrears, at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance is the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters. The Board will assess the Base Management Fee and has discretion to reduce the Base Management Fee or grant a temporary waiver of the fee if determined to be appropriate.

Incentive Fee

For the year ended December 31, 2025, and for the period from March 3, 2025 (the “Commencement of Operations”) through December 31, 2025, the Company pays the Investment Adviser an Incentive Fee.

The Company pays the Investment Adviser the Incentive Fee consisting of two parts: (i) an incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) an incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail below.

Income Incentive Fee

The Income Incentive Fee is calculated and payable quarterly in arrears and equals 15% of the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter.

The Income Incentive Fee for each calendar quarter will be calculated as follows:

●

No Income Incentive Fee will be payable in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns (as defined below) do not exceed a quarterly return to investors of 1.5% of the Company’s net asset value for that immediately preceding calendar quarter (the “Hurdle Rate”).

9

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

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the base management fee and expenses payable under the Investment Advisory Agreement or Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee.

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

Capital Gains Incentive Fee

The second component of the incentive fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fees. The Company will accrue quarterly, but will not pay, a Capital Gains Incentive Fee with respect to net unrealized appreciation. The Capital Gains Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. Thereafter, the Investment Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (a) the affirmative vote of a majority of our outstanding voting securities, (b) the affirmative vote of a majority of our Board, including a majority of our independent directors, or (c) the Investment Adviser.

Administration Agreement

Pursuant to the administration and fund services agreement, (the “Administration Agreement”), the Administrator provides certain administrative and fund accounting services to the Company, including preparation of offering materials, fund accounting and financial reporting services, loan servicing, Board governance services, investor services, regulatory compliance services, (including coordinating with the Company’s chief compliance officer, compliance monitoring, diligence and oversight of other service providers, and preparing reports to shareholders and reports filed with the SEC), tax reporting, audit support, technology and data management services and management of the Company’s third-party vendors. The Administrator may engage one or more third-party sub-administrators to perform, or assist the Administrator in the performance of, any of such services. For such services, the Investment Adviser has agreed to pay the Administrator a fee equal to fifteen percent (15%) of any base management fees and/or incentive fees paid to the Investment Adviser by the Company. The cost of the fee paid to the Administrator will be borne entirely by the Investment Adviser and will not be borne by the Shareholders. In addition, the Administrator may employ additional personnel dedicated to providing certain administrative and fund accounting services to the Company. The Administrator may charge the Company directly under the Administration Agreement for the costs of employing such additional personnel.

The License Agreement

The Company has entered into the License Agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted the Company a non-exclusive, royalty-free license to use the name “LAGO” and the associated logo pursuant to a license agreement. Under this agreement, the Company has a right to use the LAGO name and logo for so long as LAGO Asset Management, LLC remains the Investment Adviser. Other than with respect to this limited license, the Company has no legal right to the “LAGO” name or logo.

Employees

The Company does not currently have and do not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees or affiliates of the Investment Adviser and the Administrator, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. See “Investment Advisory Agreement” and “Administration Agreement.”

The Private Offering

The Company conducts the continuous and perpetual private offering (the “Private Offering”) of its Shares to investors in reliance on exemptions from the registration requirements of the Securities Act. The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the Company’s quarterly NAV per share as determined by the Board (including any committee thereof). The Company issues Shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

The Shares to be issued are unlimited and have a par value of $0.01. The initial offering price was $25.00 per Share. After the initial offering period, Shares will be sold at the then-current NAV per Share as described in “Determination of Net Asset Value” below. The minimum initial subscription amount is $10,000. The minimum amount for subsequent subscriptions by an existing investor is $5,000. Once NAV is calculated on a quarterly basis, Shares are issued in fractional amounts.

Share Repurchase Program

The Company does not intend to list its shares on a securities exchange and does not expect there to be a public market for its Shares. As a result, the ability to sell Shares will be limited if purchased.

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

The Board may amend or suspend the share repurchase program if, in its reasonable judgment, it deems such action to be in the Company’s best interest and the best interest of its shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act.

Determination of Net Asset Value

The NAV per Share of outstanding Shares is determined quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.

In calculating the value of total assets, the Investment Adviser values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined, in good faith, by the Investment Adviser, as valuation designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Investment Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. As the majority of the Company’s portfolio is made up of Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”), it is expected that market quotations will not be readily available. The Investment Adviser will engage a third party valuation firm to assist in the determination of fair value on a quarterly, sample basis. The Investment Adviser and the independent valuation firm(s) consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Investment Adviser has approved a multi-step valuation process that is performed on a quarterly basis, as described below:

(1)
each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment or through the use of the independent valuation firm(s);
(2)
preliminary valuation conclusions are then documented and discussed with the valuation committee of the Investment Adviser;
(3)
the Investment Adviser discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of its valuation committee and the applicable independent valuation firm(s).

Liquidity Event

At the discretion of the Board, the Company may provide liquidity to investors by one or more Liquidity Events. A “Liquidity Event” may include, at the discretion of the Board, (i) a listing of the Company’s common stock on a national securities exchange (an “Exchange Listing”); (ii) a transaction, including a merger, in which the Company’s shareholders receive cash or shares of an entity, including an entity that is affiliated with the Company, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of the assets of the Company. The Company will only consider a Liquidity Event if the terms of such Liquidity Event are in the Shareholders’ best interests. While the Company may consider a Liquidity Event at any time in the future, it currently does not intend to undertake a Liquidity Event, and it is not obligated by its charter or otherwise to effect a Liquidity Event at any time.

Regulation

The Company has elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in private companies and making significant managerial assistance available to them. A BDC may use capital provided by public shareholders and by other sources to make long-term, private investments in businesses.

The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. The Company does not anticipate any substantial change in the nature of its business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Trustees must be persons who are not "interested persons", as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any Trustee or officer against any liability to the Company or the Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

BDCs are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to the BDC’s outstanding senior securities, of at least 150% after each issuance of senior securities.

The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Trustees who are not "interested persons", as defined in Section 2(a)(19) of the 1940 Act, and, in some cases, prior approval by the SEC. As a BDC, the Company is generally limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. Notwithstanding the foregoing, the Company has received exemptive relief to co-invest with affiliates of the Investment Adviser in privately negotiated transactions, as described in "Co-Investment Relief" above.

The Company may acquire securities issued by a registered investment company within the limits of Rule 12d1-4 of the 1940 Act, which, among other things, generally prohibits (a) the Company, the Investment Adviser and the Investment Adviser’s affiliates from acquiring, individually or in the aggregate, more than 25% of the voting stock of an investment company and (b) the Company from acquiring securities in another registered investment company which in turn relies on Rule 12d1-4 to invest in other investment companies or funds, subject to certain exceptions under the 1940 Act. The portion of the Company’s portfolio invested in securities issued by investment companies ordinarily will subject the Shareholders to additional expenses. In addition, other registered investment companies and certain private funds who wish to invest in the Company are subject to the aforementioned limits imposed by Rule 12d1-4 of the 1940 Act unless such investment companies or funds comply with an exemption under the 1940 Act. As a result, certain of the Company’s investors may hold a smaller position in its Shares than if they were not subject to these restrictions.

The Company will generally not be able to issue and sell its Shares at a price below NAV per Share. The Company may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV of its Shares if the Board determines that such sale is in the Company’s best interests and the best interests of the Shareholders, and the Shareholders approve such sale. In addition, the Company may generally issue new Shares at a price below NAV in rights offerings to existing Shareholders, in payment of dividends and in certain other limited circumstances.

The Company will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

The Company may invest up to 30% of its portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Investment Adviser but are not a part of the Company’s principal investment strategy. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets (the “70% Test”). The principal categories of qualifying assets relevant to the Company’s proposed business are the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.
Securities of any eligible portfolio company which the Company controls.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of the Company’s gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Company would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Company’s then current gross assets were comprised of qualifying assets. The Company would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% Test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its Trustees or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a Portfolio Company. The Company may also receive fees for these services. The Investment Adviser may provide, or arrange for the provision of, such managerial assistance on the Company’s behalf to Portfolio Companies that request this assistance, subject to reimbursement of any fees or expenses incurred on the Company’s behalf by the Investment Adviser in accordance with the Investment Advisory Agreement.

Temporary Investments

Until such time as the Company invests the proceeds from new subscriptions in Portfolio Companies and while new investments are pending, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (“temporary investments”) so that the Company satisfies the 70% Test. Typically, the Company will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. The Investment Adviser will monitor the creditworthiness of the counterparties with which the Company enters into repurchase agreement transactions.

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of beneficial interest senior to its Shares if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150%, immediately after each such issuance, if certain requirements are met. The Company’s target leverage ratio is 0.75–1.25x debt to equity. In addition, while any senior securities remain outstanding, the Company must make provisions to prohibit any distribution to the Shareholders or the repurchase of such securities or Shares unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of the Company’s total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

The Company and the Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. The Company and the Investment Adviser’s code of ethics is available, free of charge on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Compliance Policies and Procedures

The Company and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Todd Knudsen serves as the Company’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;
•
pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting. Because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company continues to monitor the Company’s compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith.

Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart our Business Startups Act (the "JOBS Act") and it is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company could remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Company has total annual gross revenue of $1,235,000,000 or more, (ii) December 31 of the fiscal year in which the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of the Company’s Shares held by non-affiliates exceeds $700 million, measured as of the last business day of the Company’s most recently completed second fiscal quarter, and the Company has been publicly reporting for at least 12 months), or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The Company does not believe that being an emerging growth company will have a significant impact on its business. It has elected to opt into the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because it is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as its Shares are not traded on a securities exchange, it will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once it is no longer an emerging growth company. In addition, so long as it is externally managed by the Investment Adviser and does not directly compensate the Investment Adviser’s executive officers, or reimburse the Investment Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of its executive officers or as an executive officer of the Investment Adviser, it does not expect to include disclosures relating to executive compensation in its periodic reports or proxy statements and, as a result, does not expect to be required to seek Shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Proxy Voting Policies and Procedures

The Company delegates its proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Company and will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy provides customized voting guidelines for the Investment Adviser in performing its proxy voting responsibilities, however the Investment Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein. The guidelines will be reviewed periodically by the Investment Adviser and the non-interested Trustees, and, accordingly, are subject to change.

Privacy Principles

The Company intends to protect non-public personal data and provides a copy of its privacy policy to Shareholders regardless of whether they are natural persons. The Company’s privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to the Company.

From time to time non-public personal information of the Shareholders may be collected as required for legitimate business purposes. The following are sources of information collected:

1.
Subscription Agreements, investor questionnaires and other forms, which may include a Shareholder’s name, address, telephone number, social security number, birth date and personally identifiable financial information such as bank account information;
2.
account history, including information about a Shareholder’s shares, such as share purchases and sales and distributions from the Company;
3.
transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and
4.
correspondence, written, telephonic or electronic, between Shareholders and the Company, the Investment Adviser, any of the Investment Adviser’s affiliates or any of the Company’s service providers.

In addition to the sources listed above, the Company and the Investment Adviser and its affiliates may also collect this information from their respective internet web sites, if applicable.

The Company may share all of the information that it collects, as described above, with the Investment Adviser and its affiliates in order to service Shareholder accounts or provide Shareholders with information about other products and services offered by the Company or the Investment Adviser or its affiliates that may be of interest to them.

In addition, the Company may disclose all of the information that it collects about Shareholders to certain third parties who are not affiliated with the Company or the Investment Adviser or its affiliates under one or more of the following circumstances:

1.
As Authorized – if a Shareholder requests or authorizes disclosure of the information.
2.
As Required by Law – for example, to cooperate with regulators or law enforcement authorities. If required by law, we may disclose a Shareholder’s personal information in accordance with a court order or at the request of governmental regulators or exchange officials. Only that information required by law, subpoena, rule, regulation or court order will be disclosed.
3.
As Permitted by Law – for example, sharing information with companies that maintain, process or service Company or Shareholder accounts or financial products and services or who effect, administer or enforce Company or Shareholder transactions is permitted. Among other activities, the Company and its Investment Adviser and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a Shareholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing Shareholders with necessary or useful services with respect to their accounts.

The Company and the Investment Adviser and its affiliates restrict access to non-public personal information about Shareholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the Shareholders. The Company and the Investment Adviser and its affiliates maintain physical, electronic and procedural safeguards to guard Shareholder’s non-public personal information.

Reporting Obligations

The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations of an investment in the Company. It does not discuss all the potential tax considerations relevant to the Company or its operations. This discussion does not address any aspects of U.S. estate or gift tax or non-U.S., state or local tax.

The following discussion is based upon the Code, U.S. Treasury Department regulations promulgated thereunder (the “Regulations”) and U.S. Internal Revenue Service (“IRS”) and judicial interpretations thereof, as of the date hereof, all of which are subject to change at any time, possibly with retroactive effect, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact Shareholders. No tax rulings have been requested from IRS or other taxing authorities with respect to any of the tax matters discussed herein. Accordingly, there can be no assurance that any tax position described herein will not be successfully challenged by the IRS.

In addition, the following discussion does not purport to address all of the U.S. federal income tax consequences that may be applicable to any particular Shareholder or to certain Shareholders subject to special treatment under U.S. federal income tax laws, such as insurance companies, banks or other financial institutions, regulated investment companies, real estate investment trusts, S corporations, partnerships or other pass-through entities, certain former citizens or long-term residents of the United States, Shareholders that are subject to the alternative minimum tax, dealers in securities (or other Shareholders that do not own their Shares as capital assets within the meaning of Section 1221 of the Code or that have elected mark-to-market treatment), U.S. Shareholders whose functional currency is not the U.S. dollar, Shareholders required to accelerate the recognition of any item of gross income as a result of such income being recognized on an applicable financial statement, and Shareholders that hold Shares as part of a straddle, hedge, conversion or other integrated transaction.

As used herein, the term “U.S. Shareholder” means a beneficial owner of the Shares that for U.S. federal income tax purposes is: (a) a citizen or individual resident of the United States, (b) a corporation (or other entity treated as a corporation) created or organized in or under the laws of the United States or of any political subdivision thereof, (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust, (i) if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons (as defined in the Code) have the authority to control all substantial decisions of the trust or (ii) the trust has made a valid election under applicable U.S. Treasury Regulations to be treated as a domestic trust for U.S. federal income tax purposes.

A “non-U.S. Shareholder” means a beneficial owner of the Shares that is neither a U.S. Shareholder nor a partnership for U.S. federal income tax purposes.

If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds Shares, the tax treatment of the partnership and each partner (or person or entity treated as a partner for U.S. federal income tax purposes) will generally depend upon the status of the partner in the partnership, the activities of the partnership and certain determinations made at the partner level. Partners of a partnership holding Shares in the Company should consult their own tax advisers. This discussion does not constitute tax advice and is not intended to substitute for tax planning.

Tax matters are very complicated and the tax consequences to each Shareholder of the ownership and disposition of Shares will depend on the facts of his, her or its particular situation. Each prospective investor is urged to consult its own tax adviser concerning the potential U.S. federal, state and local, and non-U.S. income and other tax consequences of an investment in the Company.

Taxation of the Company

The Company intends to elect to be treated and to qualify annually as a RIC under the Code. However, no assurance can be given that the Company will be able to maintain its RIC tax treatment. As a RIC, the Company generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) to its Shareholders as dividends.

To qualify as a RIC, the Company must, among other things, (a) qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during the taxable year; (b) elect to be treated as a RIC or have made such election for a previous taxable year; (c) distribute an amount equal to at least the sum of (i) 90% of the Company’s investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) 90% of the Company’s net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”); (d) derive in each taxable year at least 90% of its gross income from (i) dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to the Company’s business of investing in stock, securities or currencies, and (ii) net income derived from an interest in a “qualified publicly traded partnership,” as defined in the Code (a “QPTP”) (the “90% Gross Income Test”); and (e) diversify the Company’s holdings so that, at the end of each quarter of each taxable year (i) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of the Company’s total assets or more than 10% of the outstanding voting securities of such issuer, and (ii) not more than 25% of the market value of the Company’s total assets is invested in (A) the securities (other than U.S. Government securities and the securities of other RICs) of any issuer, (B) the securities (other than the securities of other RICs) of any two or more issuers that the Company controls and that are determined, under applicable Regulations, to be engaged in the same business or similar or related trades or businesses, or (C) the securities of one or more QPTPs (the “Diversification Tests”). The Company may generate certain income that might not qualify as good income for purposes of the 90% Gross Income Test described above. The Company will monitor its transactions to endeavor to prevent its disqualification as a RIC.

For purposes of determining whether the Company satisfies the 90% Gross Income Test, the character of the Company’s distributive share of items of income, gain and loss derived through any subsidiary or investment that is classified as a partnership or other flow-through entity for U.S. federal income tax purposes (other than a QPTP) generally will be determined as if the Company realized such tax items directly.

As a RIC the Company generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) to Shareholders as dividends. To the extent that the Company meets the Annual Distribution Requirement for a taxable year but retains any investment company taxable income or net capital gain, the Company will be subject to U.S. federal income tax imposed at corporate rates on such retained capital gains and investment company taxable income. The Company may choose to retain net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal income tax, including the U.S. federal excise tax described below.

The Company will be subject to a nondeductible 4% U.S. federal excise tax on certain of its undistributed income, unless it timely distributes an amount equal to at least the sum of:

(1)	98% of the Company’s net ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2)

98.2% of the amount by which the Company’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and

(3)	certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”).

While the Company intends to distribute any income and capital gains in the manner necessary to meet the Excise Tax Distribution Requirement, a sufficient amount of the Company’s taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, the Company will be liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If the Company’s expenses in a given year exceed investment company taxable income, it would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years, the Company may have, for U.S. federal tax purposes, aggregate taxable income that it is required to distribute and that is taxable to Shareholders even if such income is greater than the aggregate net income the Company actually earned during those years. Such required distributions may be made from the Company’s cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, Shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Company Investments

Certain of the Company’s investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as “good income” for purposes of the 90% Gross Income Test. These tax provisions could therefore affect the amount, timing and character of distributions to Shareholders. The Company will monitor its transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and prevent disqualification of the Company as a RIC but there can be no assurance that we will be successful in this regard.

Investments the Company makes in securities issued at a discount or providing for deferred interest are subject to special tax rules that will affect the amount, timing and character of distributions to Shareholders. For example, with respect to such securities, the Company will generally be required to accrue daily as income “original issue discount” with respect to such securities and to distribute such income on a timely basis each year to maintain the Company’s qualification as a RIC and to meet the Excise Tax Distribution Requirement. Since in these and potentially in other circumstances the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty making distributions in the amounts necessary to satisfy Annual Distribution Requirement and the Excise Tax Distribution Requirement. Accordingly, the Company may have to sell some of its investments at times the Company would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources to enable it to satisfy the Annual Distribution Requirement, the Company may fail to qualify as a RIC and thereby be subject to U.S. federal income tax imposed at corporate rates.

Furthermore, a portfolio company in which the Company invests may face financial difficulty that requires the Company to work-out, modify or otherwise restructure its investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any such restructuring may also result in the Company’s recognition of a substantial amount of non-qualifying income for purposes of the 90% Gross Income Test or the Company receiving assets that would not be qualifying for purposes of the Diversification Tests.

The Company may invest in preferred securities or other securities the U.S. federal income tax treatment of which may be unclear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring the Company to purchase or sell securities, or otherwise change the Company’s portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Gain or loss recognized by the Company from warrants acquired by the Company as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long the Company held a particular warrant.

In the event the Company invests in foreign securities, the Company may be subject to withholding and other foreign taxes with respect to those securities. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. Shareholders will generally not be entitled to claim a U.S. foreign tax credit or deduction with respect to foreign taxes paid by the Company.

If the Company purchases shares in a “passive foreign investment company” (a “PFIC”), the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on the Company in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution or (2) the gain from the dispositions of such shares. If the Company invests in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to the Company. Alternatively, the Company can elect to mark-to-market at the end of each taxable year the Shares in a PFIC; in this case, the Company will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. The Company’s ability to make either election will depend on factors beyond its control. Under either election, the Company may be required to recognize in a year income in excess of the Company’s distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

If the Company holds more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” it may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to its pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by United States Shareholders. A “United States Shareholder,” for this purpose, is any United States person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If the Company is treated as receiving a deemed distribution from a CFC, it will be required to include such distribution in its investment company taxable income regardless of whether the Company receives any actual distributions from such CFC, and the Company must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the 4% excise tax.

Income inclusions from a QEF or CFC will be “good income” for purposes of the 90% Gross Income Test provided that they are derived in connection with the Company’s business of investing in stocks and securities or the QEF or CFC, as applicable, or the QEF or CFC distributes such income to the Company in the same taxable year to which the income is included in the Company’s income.

The Company’s functional currency is the U.S. dollar for U.S. federal income tax purposes. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

If the Company borrows money, the Company may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Limits on the Company’s payment of dividends may prevent the Company from meeting the Annual Distribution Requirement, and may, therefore, jeopardize the Company’s qualification for taxation as a RIC, or subject the Company to the 4% excise tax.

Even if the Company is authorized to borrow funds and to sell assets in order to satisfy distribution requirements, under the 1940 Act, the Company is not permitted to make distributions to Shareholders while its debt obligations and senior securities are outstanding unless certain “asset coverage” tests are met. This may also jeopardize the Company’s qualification for taxation as a RIC or subject the Company to the 4% excise tax.

Moreover, the Company’s ability to dispose of assets to meet its distribution requirements may be limited by (1) the illiquid nature of its portfolio and (2) other requirements relating to its status as a RIC, including the Diversification Requirements. If the Company disposes of assets to meet the Annual Distribution Requirement, the Diversification Requirements, or the Excise Tax Distribution Requirement, the Company may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income that the Company might otherwise earn, such as lease income, management fees, or income recognized in a work-out or restructuring of a portfolio investment, may not satisfy the 90% Gross Income Test. To manage the risk that such income might disqualify the Company as a RIC for a failure to satisfy the 90% Gross Income Test, one or more of the Company’s subsidiaries treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the yield to investors on such income and fees.

Failure to Qualify as a RIC

If the Company was unable to qualify for treatment as a RIC, and certain relief provisions are not satisfied as discussed above, the Company would be subject to U.S. federal income tax on all of its taxable income imposed at regular corporate rates. The Company would not be able to deduct distributions to Shareholders nor would the Company be required to make distributions for tax purposes. Distributions would generally be taxable to Shareholders as ordinary dividend income eligible to be treated as “qualified dividend income” for non-corporate Shareholders to the extent of the Company’s current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, corporate U.S. Shareholders would be eligible for the dividends received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s adjusted tax basis (reducing that basis accordingly) and thereafter as a capital gain. A return of capital distribution is a return to shareholders of a portion of their original investment in the Company and does not represent income or capital gains. To qualify again to be taxed as a RIC in a subsequent year, the Company would be required to distribute to its Shareholders its accumulated earnings and profits attributable to non-RIC years. In addition, if the Company failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, the Company would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if the Company had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

The remainder of this discussion assumes that the Company will qualify as a RIC for each taxable year.

Distributions

Distributions from the Company generally are taxable to U.S. Shareholders as ordinary income or capital gains. Distributions of the Company’s “investment company taxable income” (which is, generally, its net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Shareholders to the extent of its current or accumulated earnings and profits. To the extent such distributions paid by the Company to non-corporate U.S. Shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations (“Qualifying Dividends”), they may be eligible for reduced rates of U.S. federal income tax. In this regard, it is anticipated that distributions paid by the Company generally will not be attributable to dividends and, therefore, generally will not qualify for the reduced rate of U.S. federal income tax applicable to Qualifying Dividends.

Distributions made to a U.S. Shareholder from an excess of net long-term capital gain over net short-term capital loss (“capital gain dividends”), including capital gain dividends credited to the Shareholder but retained by the Company (as described below), are taxable as long-term capital gain if they have been properly reported by the Company, regardless of the length of time the Shareholder has owned Shares. Generally, following the end of each taxable year, Shareholders will be provided with a written notice of the amount of any ordinary income dividends and capital gain dividends or other distributions. Distributions in excess of the Company’s earnings and profits will first reduce the adjusted tax basis of the Shareholder’s shares and, after the adjusted tax basis is reduced to zero, will constitute capital gain to the Shareholder.

In the event that the Company retains any net capital gain, the Company may designate the retained amounts as undistributed capital gain or a “deemed distribution” in a notice to Shareholders. If a designation is made, the Company will pay U.S. federal income tax on the retained amount. U.S. Shareholders would include in income, as long-term capital gain, their proportionate share of the undistributed amounts, for their proportionate share of the corporate tax paid by the Company. Since the Company expects to pay U.S. federal income tax on any retained capital gains imposed at the regular corporate-level U.S. federal income tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of U.S. federal income tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the U.S. federal income tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. shareholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for U.S. federal income tax. A Shareholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes the Company paid. In addition, the adjusted tax basis of shares owned by a Shareholder would be increased by an amount equal to the difference between (i) the amount included in the Shareholder’s income as long-term capital gain and (ii) the Shareholder’s proportionate share of the corporate tax paid by the Company. In order to utilize the deemed distribution approach, the Company must provide written notice to its shareholders prior to the expiration of 60 days after the close of the relevant taxable year. the Company cannot treat any of its investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, the Company may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Company makes such an election, the U.S. Shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if the Company pays a dividend in January which was declared in the previous October, November or December to Shareholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by the Company and received by the Shareholder on December 31 of the year in which the dividend was declared.

A U.S. Shareholder will recognize capital gain or loss on the sale or exchange of the Company’s common stock (including pursuant to a liquidation of the Company) in an amount equal to the difference between the U.S. Shareholder’s adjusted tax basis in the shares sold or exchanged and the amount realized on their disposition. Generally, gain recognized by a U.S. Shareholder on the sale or other disposition of common stock will result in capital gain or loss to the Shareholder, and will be a long-term capital gain or loss if the shares have been held for more than one year at the time of sale. Otherwise, it will be classified as short-term capital gain or loss. However, any loss upon the sale or exchange of shares held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the Shareholder. A loss realized on a sale or exchange of shares will be disallowed if other substantially identical shares are acquired (whether through additional subscriptions or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed of. In this case, the basis of the shares acquired will be adjusted to reflect the disallowed loss.

For non-corporate U.S. Shareholders, long-term capital gains are currently taxed at preferential rates. Present law taxes both long-term and short-term capital gains of corporations at the rates applicable to ordinary income. The deductibility of capital losses is subject to a number of limitations under the Code.

Non-corporate U.S. Shareholders with income in excess of certain thresholds are, in general, subject to an additional 3.8% Medicare surtax on their “net investment income,” which ordinarily includes taxable distributions from the Company and taxable gain on the disposition common stock.

The Company may be required to withhold U.S. federal income tax (“backup withholding”), from all taxable distributions to any non-corporate U.S. Shareholder, if such shareholder is not otherwise exempt, and: (1) such Shareholder fails to furnish the Company or the dividend-paying agent with a correct taxpayer identification number or a certificate that such Shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the Company that such Shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. U.S. Shareholders should consult their tax advisors regarding their qualification for an exemption from backup withholding and the procedures for obtaining such an exemption, if applicable. Backup withholding is not an additional tax. Any amount withheld under backup withholding is allowed as a credit against the U.S. Shareholder’s U.S. federal income tax liability and may entitle such Shareholder to a refund, provided that proper information is timely provided to the IRS.

Under U.S. Treasury regulations, if a U.S. Shareholder recognizes a loss with respect to shares of $2 million or more for a non-corporate Shareholder or $10 million or more for a corporate Shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. Shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. Shareholders of portfolio securities in many cases are excepted from this reporting requirement, but under current guidance, Shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to Shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Shareholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If the Company is not treated as a publicly offered RIC, for any calendar year, then a U.S. Shareholder that is an individual, estate or trust will be treated as though they received a distribution of a portion of our expenses, and such U.S. Shareholder may be subject to limitations on deduction of these expenses. Specifically, such “miscellaneous itemized deductions” are currently not deductible. The Company currently does not expect to meet the criteria to be a “publicly offered regulated investment company” for the tax year ended December 31, 2025. The Company does expect to meet the criteria to be a “publicly offered regulated investment company” in future periods.

U.S. Shareholders should consult their tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in the Shares.

Taxation of Non-U.S. Shareholders

The following discussion only applies to non-U.S. Shareholders. Whether an investment in the shares is appropriate for a non-U.S. Shareholder will depend upon that person’s particular circumstances. An investment in the shares by a non-U.S. Shareholder may have adverse tax consequences. Non-U.S. Shareholders should consult their tax advisors before investing in the Shares.

In general, distributions of the Company’s “investment company taxable income” to non-U.S. Shareholders generally are subject to withholding of U.S. federal tax at a 30% rate (or a lower rate provided by an applicable treaty) to the extent of the Company’s current or accumulated earnings and profits unless an applicable exception applies. However, no withholding will be required with respect to such distributions if (i) the distributions are properly reported to Shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. The Company anticipates that a substantial portion of its distributions will qualify for this exemption from withholding. No assurance can be provided, however, that any of the Company’s distributions will qualify for this exemption. If such distributions are effectively connected with the conduct of a trade or business in the United Stated (a “U.S. trade or business”) by the non-U.S. Shareholder (and, if a treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States), the Company will not be required to withhold U.S. federal tax if the non-U.S. Shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a non-U.S. Shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

Actual or deemed distributions of the Company’s net capital gains to a non-U.S. Shareholder if properly reported by the Company as capital gain dividends, and gains realized by a non-U.S. Shareholder upon the sale, exchange or other taxable disposition of Shares, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. Shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States) or, in the case of an individual, the non-U.S. Shareholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.

If the Company distributes its net capital gains in the form of deemed rather than actual distributions, a non-U.S. Shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the Shareholder’s allocable share of the corporate-level U.S. federal income tax the Company pays on the capital gains deemed to have been distributed; however, in order to obtain the refund, the non-U.S. Shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. Shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of the Company’s net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of Shares, are effectively connected with a U.S. trade or business of the non-U.S. Shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States), such amounts will be subject to U.S. federal income tax, on a net income basis, in the same manner, and at the rates applicable to, a U.S. Shareholder. For a corporate non-U.S. Shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of Shares that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty).

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the Shares.

If the Company was unable to qualify for treatment as a RIC, any distributions by the Company would be treated as dividends to the extent of its current and accumulated earnings and profits. The Company would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a non-U.S. Shareholder that is not effectively connected with a U.S. trade or business of the non-U.S. Shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the non-U.S. Shareholder’s adjusted tax basis, and any remaining distributions would be treated as a gain from the sale of the non-U.S. Shareholder’s Shares subject to taxation as discussed above.

The amount of distributions that the Company pays to any documented non-U.S. Shareholder will be reported to the non-U.S. Shareholder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns may also be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the non-U.S. Shareholder is a resident for tax purposes. However, a non-U.S. Shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that the Company makes to the non-U.S. Shareholder, provided that the Company does not have actual knowledge or reason to know that such non-U.S. Shareholder is a “United States person,” within the meaning of the Code, and the non-U.S. Shareholder has furnished to the Company or dividend paying agent an IRS Form W-8BEN-E or IRS Form W-8BEN (or an acceptable substitute form) establishing that it is a non-U.S. Shareholder or otherwise established an exemption from backup withholding. A non-U.S. Shareholder generally will be entitled to credit any amounts withheld under the backup withholding rules against the non-U.S. Shareholder’s U.S. federal income tax liability or may claim a refund provided that the required information is furnished to the IRS in a timely manner.

Non-U.S. Shareholders are urged to consult their tax advisors regarding the application of information reporting and backup withholding in their particular situations, the availability of an exemption therefrom, and the procedures for obtaining such an exemption, if available.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Department of Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and financial information associated with the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a non-U.S. Shareholder and the status of the intermediaries through which they hold their Shares, non-U.S. Shareholders could be subject to this 30% withholding tax with respect to distributions on their Shares. Under certain circumstances, a non-U.S. Shareholder might be eligible for refunds or credits of such taxes.

THE CONTENTS OF THIS SECTION ARE INTENDED AS A GENERAL DISCUSSION OF CERTAIN TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY. THIS DISCUSSION SHOULD NOT BE CONSTRUED AS PROVIDING TAX ADVICE TO PROSPECTIVE INVESTORS, NOR SHOULD A PROSPECTIVE INVESTOR RELY ON THIS DISCUSSION AS TO THE TAX CONSEQUENCES OF ACQUIRING, HOLDING, AND DISPOSING OF SHARES. PROSPECTIVE INVESTORS SHOULD CONSULT WITH AND RELY SOLELY ON THEIR OWN TAX ADVISERS AS TO ALL TAX CONSEQUENCES OF ACQUIRING, HOLDING, AND DISPOSING OF SHARES, INCLUDING THE EFFECTS OF U.S. FEDERAL, STATE, LOCAL, AND NON-U.S. INCOME AND OTHER TAX LAWS.

Certain ERISA Considerations

ERISA imposes certain requirements on (i) “employee benefit plans” (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) entities whose underlying assets include the assets of such plans (each of (i) and (ii), an “ERISA Plan”) and (iii) persons who are fiduciaries with respect to ERISA Plans. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of an ERISA Plan and of other “plans” that are subject to Section 4975 of the Code, such as individual retirement accounts and “Keogh” plans (together with ERISA Plans, “Plans”), and certain persons (referred to as “parties in interest” under ERISA or “disqualified persons” under the Code) having certain relationships to Plans, unless a statutory or administrative exemption is applicable to the transaction. A party in interest or disqualified person who engages in a prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code, unless a statutory or administrative exemption is available. Each person acquiring Shares that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of Shares will constitute a non-exempt prohibited transaction under ERISA or Section 4975 of the Code, and otherwise for determining compliance with ERISA and Section 4975 of the Code.

Department of Labor (“DOL”) Regulation Section 2510.3-101, as modified by section 3 (42) of ERISA (“Plan Assets Regulation”) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA or Section 4975 of the Code. The Plan Assets Regulation provides that, if a Plan acquires an “equity interest” (such as Shares of the Company) in an entity (such as the Company) that is neither a “publicly-offered security” nor a security issued by an investment company registered under the 1940 Act, the assets of the Plan are deemed to include both the equity interest in the entity as well as an undivided interest in each of the underlying assets of such entity, unless Benefit Plan Investors (as defined below) in the aggregate hold less than 25% of the value of each class of equity interests in the entity or unless another exception under the Plan Assets Regulation applies. One such exception applies to equity interests in an “operating company.” If the underlying assets of the entity were deemed to include “plan assets,” the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers).

For purposes of the Plan Assets Regulation, the term “Benefit Plan Investor” means (i) any “employee benefit plan” as defined in Section 3(3) of ERISA and subject to Part 4 of Subtitle B of Title I of ERISA, (ii) any “plan” as defined in and subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s investment in the entity for purposes of ERISA or Section 4975 of the Code. Any entity described in clause (iii) of the previous sentence will be considered, for various purposes, to hold “plan assets” only to the extent of the percentage of its equity interests that are held by Benefit Plan Investors. The general account of an insurance company whose assets include the assets of Benefit Plan Investors may, under certain circumstances, be treated as “plan assets.” Under the Plan Assets Regulation, any equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets or any affiliate of such person (any of the foregoing, a “Controlling Person”), will be disregarded in determining compliance with the 25% limitation.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within one hundred twenty (120) days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

The Plan Assets Regulation defines the term “operating company” to include a venture capital operating company (“VCOC”). An entity will qualify as a VCOC if (a) on the first day on which the entity makes an investment that is not a short-term investment of funds pending long-term commitment, and during a pre-established 90-day annual valuation period each year thereafter, the entity has at least 50% of its assets (other than short-term investments pending long-term commitment), valued at cost, invested in “operating companies” with respect to which such entity obtains “management rights” and (b) the entity, in the ordinary course of its business, actually exercises such management rights with respect to at least one of such operating companies. Operating companies are entities engaged in the production or sale of a product or service, other than the investment of capital. For purposes of the VCOC test, management rights are contractual rights directly between the entity and the operating company to substantially participate in, or substantially influence the conduct of, the management of the operating company.

To the extent necessary to avoid the Company’s assets being treated as “plan assets” under ERISA, the Company will use reasonable best efforts to operate so that it should qualify as a VCOC or to meet another exception under ERISA and/or the Regulation, including limiting equity participation in the Company by Benefit Plan Investors to less than 25% of the value of any class of equity interests in the Company. The Company may take any action it deems necessary or desirable in order that the Company’s assets should not be treated as “plan assets” under ERISA, including making structural, operating or other changes to the Company, selling or otherwise disposing of an investment, or requiring redemptions from Benefit Plan Investors.

If, following the completion of an initial public offering, or listing or registration of the Shares, in any case, that causes the Shares to be a “publicly-offered security,” the Company’s assets would not be characterized as plan assets, as discussed above.

In considering an investment in the Company, the fiduciary of each ERISA Plan should consider the facts and circumstances of that plan. In particular, the fiduciary of an ERISA Plan should consider whether an investment in the Company meets the prudence, liquidity, and diversification requirements of ERISA, and is consistent with the ERISA Plan’s investment policies and governing instruments. A fiduciary can be personally liable for losses incurred by an ERISA Plan resulting from a breach of fiduciary duties. The fiduciary of an ERISA Plan also should consider whether an investment in the Fund is consistent with applicable rules and regulations under ERISA and the Code prohibiting certain transactions.

This summary does not include a discussion of any laws that may apply to employee benefit plans that are not subject to ERISA or Section 4975 of the Code such as governmental plans, certain church plans or foreign plans. Such plans (and entities in which they invest, as applicable) should consult their own professional advisors about any laws applicable thereto and whether an investment in the Company is appropriate under such laws.

THE PRECEDING DISCUSSION IS ONLY A SUMMARY OF CERTAIN IMPLICATIONS UNDER ERISA AND SECTION 4975 OF THE CODE OF AN INVESTMENT IN THE SHARES AND DOES NOT PURPORT TO BE COMPLETE. PROSPECTIVE INVESTORS SHOULD CONSULT WITH THEIR OWN LEGAL, TAX, FINANCIAL AND OTHER ADVISORS PRIOR TO INVESTING TO REVIEW THESE IMPLICATIONS IN LIGHT OF SUCH INVESTOR’S PARTICULAR CIRCUMSTANCES.

Available Information

The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. This information is available free of charge on the Company’s website (www.lagoevergreen.com).The SEC also maintains a website (www.sec.gov) that contains such information. The reference to the Company’s website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.

Item 1A. Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risk Factor Summary

The following is a summary of the principal risks you should consider before investing in our securities. This summary should be read in conjunction with the more detailed discussion of risk factors contained in this report under “Item 1A. Risk Factors.”

Risks Relating to the Company’s Business and Structure

•
We have limited operating history and the Investment Adviser has limited prior experience managing a business development company.
•
We are dependent upon certain key systems, personnel and strong referral relationships of the Investment Adviser.
•
There are significant potential conflicts of interest that could impair our investment returns.
•
We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•
Our ability to enter into transactions with our affiliates is restricted.
•
We operate in a highly competitive market for investment opportunities.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.
•
We are exposed to risks associated with changes in interest rates, including the current interest rate environment.
•
Our status as an “Emerging Growth Company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Risks Relating to the Company’s Investments

•
Investing in our Shares may involve a high degree of risk.
•
The Net Asset Value of our Shares may fluctuate.
•
There is currently no public market for our Shares, and the liquidity of your investment is limited.
•
Our investments may be concentrated.
•
We may have limited ability to exit investments.
•
We may be subject to risks associated with our investments in debt or equity ranking equal or senior to the Company’s investment.

Risks Relating to Our Shares

•
Our Shares have limited liquidity.
•
Our Shareholders may experience dilution.
•
There can be no guarantee of returns.
•
Transfer of our Shares is subject to restrictions.

General Risk Factors

•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Uncertainty resulting from the U.S. political climate could negatively impact our business, financial condition and results of operations.
•
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
•
Our investment prices may be highly volatile.
•
Ineffective internal controls could impact our business and operating results.

Risks Relating to the Company’s Business and Structure

We have limited operating history and the Investment Adviser has limited experience managing a BDC.

We are a closed-end management investment company organized as a Delaware statutory trust that has elected to be regulated as a BDC under the 1940 Act. We have limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with newly formed businesses, including the risk that we will not achieve our investment objective and the value of a Shareholder’s investment could decline substantially or become worthless. Further, the Investment Adviser has limited experience in managing a BDC. While we believe that the past professional experiences, including investment and financial experience, will increase the likelihood that the Investment Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board may change our operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of its operating policies and strategies without prior notice and without Shareholder approval. However, absent Shareholder approval, the Company may not change the nature of the Company’s business so as to cease to be, or withdraw the Company’s election as, a BDC. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and the market price of the Company’s Shares. Nevertheless, any such changes could adversely affect the Company’s business and impair the Company’s ability to make distributions to the Shareholders.

Any investments that we may make could be considered speculative in nature and highly risky.

An investment in the Company is highly speculative, involves a high degree of risk, and could result in the loss of part or all of a Shareholder’s investment. There can be no assurance that Shareholders will receive distributions from the Company in an amount equal to their investment. The timing of profit realization is highly uncertain. Therefore, prospective investors should not invest in the Company unless they can bear such a loss. Moreover, there can be no assurance that the Company’s investment objective will be achieved, and investment results may vary materially from one reporting period to the next. Consequently, an investment in the Company is suitable only for sophisticated investors with other substantial assets who are capable of making an informed independent decision as to the risks involved in an investment of the Company.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and continued conflicts and political unrest in the Middle East and South America. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional shares of Shares at a price less than net asset value without first obtaining approval for such issuance from our stockholders and Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access equity or debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to the Company in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If the Company is unable to raise or refinance debt, then its equity investors may not benefit from the potential for increased returns on equity resulting from leverage and the Company may be limited in its ability to make new commitments or to fund existing commitments to its portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of the Company’s future investments. While most of the Company’s investments are not publicly traded, applicable accounting standards require it to assume as part of the valuation process that its investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of the Company’s investment activity and the potential for liquidity events involving its investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, the Company could realize significantly less than the value at which the Company has recorded its investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect the Company’s business, financial condition or results of operations.

We are dependent upon certain key systems, personnel and strong referral relationships of the Investment Adviser.

The success of the Company is highly dependent on the financial and managerial expertise of the Investment Adviser. Although the Investment Adviser believes it has fostered a team approach to investing, the loss of key individuals employed by the Investment Adviser could have a material adverse effect on the performance of the Company. Such key individuals may not necessarily continue to remain employed by the Investment Adviser throughout the life of the Company. If these individuals do not maintain their existing relationships with the Investment Adviser, and Investment Adviser does not develop new relationships with other sources of investment opportunities available to the Company, it may not be able to grow its investment portfolio. In addition, individuals with whom the senior professionals of the Investment Adviser have relationships are not obligated to provide the Company with investment opportunities. Therefore, the Company can offer no assurance that such relationships will generate investment opportunities for the Company. In addition, a number of members of the professional staff of the Investment Adviser are actively involved in managing the investment decisions of other funds and other accounts advised by the Investment Adviser, and a few key personnel may invest in these funds. Accordingly, the members of the professional staff of the Investment Adviser will have demands on their time for the investment, monitoring, and other functions of other funds advised by the Investment Adviser.

The investment professionals of the Investment Adviser expect to devote such time and attention to the conduct of the Company’s business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Adviser or such investment professionals will devote any minimum number of hours each week to the affairs of the Company or that they will continue to be employed by the Investment Adviser. Subject to certain remedies, in the event that certain employees of the Investment Adviser cease to be actively involved with the Company, the Company will be required to rely on the ability of the Investment Adviser to identify and retain other investment professionals to conduct the Company’s business. The Board intends to evaluate the commitment and performance of the Investment Adviser in conjunction with the required approval of the Investment Advisory Agreement.

The Company depends upon the Investment Adviser to maintain its network of strategic relationships, and the Company expects to rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Investment Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the Investment Adviser has relationships are not obligated to provide the Company with investment opportunities, and the Company can offer no assurance that these relationships will generate investment opportunities for the Company in the future.

We cannot guarantee to replicate historical results achieved by the Investment Adviser.

The performance of the prior investments by the Investment Adviser and its affiliates, including the Legacy Fund, is not necessarily indicative of the Company’s future results. While the Investment Adviser intends for the Company to make investments that have estimated returns commensurate with the risks undertaken, there can be no assurance that the Company’s investment objective will be achieved. On any given investment, a total loss is possible. There can be no guarantee that the Company will replicate the historical results achieved by members of the Investment Adviser or its affiliates, and investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on the Company’s future performance.

Investment decisions may be undertaken on an expedited basis.

Investment analyses and decisions by the Investment Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Investment Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Investment Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Investment Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Company’s right of recourse against them in the event that errors or omissions do occur.

The ability to execute investment decisions may be limited.

When making investment and allocation decisions, the Investment Adviser relies on its available resources, which, in some cases, could be limited, delayed, or disrupted, particularly in challenging or uncertain markets, or in the case of social, political, or governmental actions. While the Investment Adviser performs investment and allocation functions consistent with its agreements with the Company and other clients and accounts, there can be no assurance that the Investment Adviser’s available resources or its personnel responsible for investment and allocation decisions will ultimately result in the most favorable investments, allocations or returns to the Company or, thereby, investors.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings.

The Company’s ability to achieve its investment objective will depend on its ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Investment Adviser’s ability to identify, invest in, and monitor portfolio companies that meet the Company’s investment criteria. The achievement of the Company’s investment objectives on a cost-effective basis will depend upon the Investment Adviser’s execution of its investment process, its ability to provide competent, attentive, and efficient services to the Company and, to a lesser extent, the Company’s access to financing on acceptable terms. The Investment Adviser’s investment professionals have substantial responsibilities in connection with the management of other investment funds, accounts, and investment vehicles. The personnel of the Investment Adviser may be called upon to provide managerial assistance to the Company’s portfolio companies. These activities may distract them from sourcing new investment opportunities for the Company or slow the Company’s rate of investment. Any failure to manage the Company’s business and the Company’s future growth effectively could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

There are significant potential conflicts of interest that could impact our investment returns.

As a result of the Company’s relationships or arrangements with the Investment Adviser, there may be times when the Investment Adviser and its personnel have interests that differ from those of the Shareholders, giving rise to a conflict of interest.

The Investment Adviser employees serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds, accounts, or investment vehicles managed by the Investment Adviser and/or its affiliates. Similarly, the Investment Adviser and its affiliates may have other clients with similar, different or competing investment objectives (collectively, “Other Accounts”).

In serving in these multiple capacities, they may have obligations to Other Accounts or investors in those entities, the fulfillment of which may not be in the best interests of the Company or Shareholders. For example, the Investment Adviser will have management responsibilities for other investment funds, accounts, and investment vehicles. There is a potential that the Company will compete with these funds, and other entities managed by the Investment Adviser and its affiliates, for capital and investment opportunities. As a result, the Investment Adviser may face conflicts in the allocation of investment opportunities among the Company and the investment funds, accounts, and investment vehicles managed by the Investment Adviser and its affiliates. The Investment Adviser intends to allocate investment opportunities among eligible investment funds, accounts, and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, the Company can offer no assurance that such opportunities will be allocated to the Company fairly or equitably in the short-term or over time.

Subject to the 1940 Act, the Company may also co-invest with Other Accounts, and the relationship with such Other Accounts could influence the decisions made by the Investment Adviser with respect to such investments. The Company may invest in securities of the same issuers as Other Accounts. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Accounts, the Investment Adviser may be presented with decisions involving circumstances where the interests of such Other Accounts are in conflict with those of the Company. Further conflicts could arise after the Company and Other Accounts have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Accounts were to lose their respective investments as a result of such difficulties, the ability of the Investment Adviser to recommend actions in the best interests of the Company might be impaired. The Investment Adviser may, in its discretion, take steps to reduce the potential for adversity between the Company and the Other Accounts, including causing the Company and/or such Other Accounts to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Accounts hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Furthermore, it is possible that the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Accounts’ involvement and actions relating to its investment. There can be no assurance that any conflict will be resolved in favor of the Company, and each Shareholder acknowledges and agrees that, in some cases, subject to applicable law, a decision by the Investment Adviser to take any particular action could have the effect of benefiting an Other Account (and, incidentally, may also have the effect of benefiting the Investment Adviser).

Additionally, both Mr. Buffington and the Administrator are minority equity owners in the Investment Adviser and accordingly are entitled to profit interests in the Investment Adviser. Accordingly, this relationship may create a conflict of interest for the Administrator and its personnel due to the ownership in the Investment Adviser.

Our management and incentive fee structure may create a conflict of interest for the Investment Adviser.

In the course of the Company’s investing activities, the Company will pay management and incentive fees to the Investment Adviser. The Company has entered into the Investment Advisory Agreement with the Investment Adviser. Under the incentive fee structure in place, the Company’s net investment income and net realized gains will be computed and used to calculate the incentive fees. This fee structure may give rise to a conflict of interest for the Investment Adviser, as it may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This risk could be increased because, under the Investment Advisory Agreement, the Investment Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incurs losses that were not previously accrued.

Whether or not suitable investment opportunities are available to the Company and regardless of whether the Company experiences net losses in a particular year or over the term of the Company, the Investment Adviser will be entitled to receive a management fee. The Company will be required to pay the management fee regardless of the amount of income being generated by Company assets.

We may invest alongside third parties, which could involve certain risks.

The Company may invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may, at any time, have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, the Company may, in certain circumstances, be liable for actions of such third party.

The terms of the Investment Advisory Agreement will be negotiated between related parties.

The Investment Advisory Agreement will be negotiated between related parties. Consequently, its terms, including fees payable to the Investment Adviser, may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party. In addition, the Company may choose not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of the Company’s desire to maintain the Company’s ongoing relationship with the Investment Adviser and its affiliates.

The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Investment Adviser will not assume any responsibility to the Company other than to render the services called for thereunder. The Investment Adviser will not be responsible for any action of the Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser, and any person controlling or controlled by the Investment Adviser, will not be liable to the Company, any of its subsidiaries, the Company’s Trustees, the Shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the obligations and duties that the Investment Adviser owes to the Company under the Investment Advisory Agreement. In addition, pursuant to the Investment Advisory Agreement, the Company agreed to indemnify the Investment Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

The obligations to the Company under these indemnification arrangements may be material and could have an adverse effect on the returns to Shareholders because these obligations would be payable from the assets of the Company. Further, under these indemnification arrangements, Shareholders may have a more limited right of action in certain cases than they would in the absence of these arrangements.

Most of our portfolio investments are not publicly traded and, as a result, the fair value of these investments may not be readily determinable.

The Company generally makes its portfolio investments in the form of securities that are not publicly traded and for which no market-based price quotation is available. As a result, the Investment Adviser, as valuation designee, will determine the fair value of these securities in good faith as described above in Determination of Net Asset Value. In connection with that determination, investment professionals from the Investment Adviser will provide the Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm at least once annually, the determination of fair value will be made by the Investment Adviser, as the valuation designee that was designated by the Board and not by such third-party valuation firm. In addition, the non-Independent Trustees have a pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in the Company’s valuation process, and the pecuniary interest in the Investment Adviser by certain members of the Board, could result in a conflict of interest, as the Investment Adviser’s management fee is based, in part, on the value of the Company’s gross assets.

Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under ASC Topic 820. This means that the Company’s portfolio valuations will be based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of its portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Investment Adviser, as valuation designee, expects to retain the services of one or more independent service providers to review the valuation of these investments. The types of factors that the Investment Adviser may take into account in determining the fair value of the Company’s investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The Company’s net asset value could be adversely affected if its determinations regarding the fair value of its investments were materially higher than the values that the Company ultimately realizes upon the disposal of investments. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Adviser, on the one hand, and the Shareholders of the Company on the other hand, with respect to valuation of investments.

The Company will adjust the valuation of its portfolio quarterly to reflect the Investment Adviser’s determination of the fair value of each investment in the Company’s portfolio. Any changes in fair value are recorded in the Company’s statement of operations as net change in unrealized appreciation or depreciation.

Our ability to enter into transactions with our affiliates is restricted.

The 1940 Act prohibits or restricts the Company’s ability to engage in certain principal transactions and joint transactions with certain affiliates. For example, the Company is prohibited from participating in a principal transaction (buying or selling any security from or to) with any person who owns more than 25% of the Company’s voting securities or certain of that person’s affiliates, or entering into joint transactions with such persons, absent the prior approval of the SEC. The Investment Adviser, the Company’s officers and Trustees, and certain of their affiliates, are also subject to such prohibitions. In addition, the Company is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with certain other affiliates without the prior approval of the Independent Trustees. Such affiliates include any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities. These restrictions will limit the scope of investment opportunities that would otherwise be available to the Company.

The Company may, however, invest alongside the Investment Adviser’s investment funds, accounts, and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts, and investment vehicles consistent with guidance promulgated by the SEC staff to permitting the Company and such affiliates to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on the Company’s behalf and on behalf of such investment funds, accounts, and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Investment Adviser’s or its affiliates’ investment funds, accounts, and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations, and the Investment Adviser’s allocation policy.

On April 23, 2025, the Company, the Investment Adviser and certain of their affiliates received an exemptive order from the SEC that permitted the Company to co-invest with investment funds managed by the Investment Adviser and its affiliates where doing so was consistent with the Company’s investment strategy and the conditions of the exemptive order. On July 21, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for co-investment relief by the SEC based on an updated model of co-investment order that recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on April 23, 2025.

The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act, a “Required Majority”) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act (the “Eligible Directors”) must make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer, unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction, unless the disposition is done on a pro rata basis or the disposition is of a tradable security. When the approval of a Required Majority of the Eligible Directors is required for a co-investment transaction, a Required Majority of the Eligible Directors must conclude that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a Required Majority of the Eligible Directors has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order. The Board, including a Required Majority of the Eligible Directors, also reviewed the Co-Investment Policies of the Investment Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Investment Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.

In situations where co-investment with investment funds, accounts, and investment vehicles managed by the Investment Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the Company’s interests and those of the Investment Adviser’s or its affiliates’ clients, the Investment Adviser will need to decide which client will proceed with the investment. The Investment Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

We operate in a highly competitive market for investment opportunities.

The business of investing in assets meeting the Company’s investment objective is highly competitive. Competition for investment opportunities includes a growing number of non-traditional participants, such as hedge funds, private funds, including other BDCs, and other private investors, as well as more traditional financial institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and, thus, these competitors may have advantages not shared by the Company. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC. Increased competition for, or a diminishment in the available supply of, investments suitable for the Company could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Company may incur significant expenses in connection with identifying investment opportunities and investigating potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses, and the fees of other third-party advisors.

With respect to all investments, the Company may lose some investment opportunities if the Company does not match its competitors’ pricing, terms, and structure. However, if the Company matches the Company’s competitors’ pricing, terms, and structure, the Company may experience losses. The Company may also compete for investment opportunities with investment funds, accounts, and investment vehicles managed by the Investment Adviser. Although the Investment Adviser will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts, and investment vehicles will reduce the amount and frequency of opportunities available to the Company and may not be in the best interests of the Company and the Shareholders. Moreover, the performance of investments will not be known at the time of allocation.

We may have a limited ability to make cash distributions.

The Company generally intends to make quarterly distributions and to distribute, out of assets legally available for distribution, substantially all of its available earnings, on an annual basis, as determined by the Board in its sole discretion. The Company may not achieve investment results that will allow it to make a specified or stable level of cash distributions and the Company’s distributions may decrease over time. In addition, due to the asset coverage test applicable to the Company as a BDC, the Company may be limited in its ability to make distributions.

We may fail to achieve targeted returns.

The Investment Adviser will select investments on behalf of the Company based on the Investment Adviser’s estimates or projections of returns. These estimates and projections are inherently subjective and may prove too optimistic or to have been based on assumptions that are or become incorrect. Shareholders have no assurance that actual internal rates of return will equal or exceed the stated target return to investors. In addition, the Company’s ability to achieve its targeted return may be adversely affected by numerous factors, including, but not limited to, a decline in economic conditions, the inability to obtain or maintain financing at expected levels or rates, increased competition, or any of the other risks described herein.

Projected operating results of a portfolio company in which the Company invests normally will be based primarily on financial projections prepared by the portfolio company’s management team. In all cases, projections are only estimates of future results that are based upon assumptions made at the time the projections are developed. There can be no assurance that the results set forth in the projections will be attained, and actual results may be significantly different from the projections. Also, general economic factors, which are not predictable, can have a material effect on the reliability of projections.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.

The Company may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, collectively referred to as “senior securities,” up to the maximum amount permitted by the 1940 Act. BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In other words, under the 1940 Act, the Company is able to borrow $1 for investment purposes for every $1 of investor equity. On February 26, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, and the Company’s sole stockholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, effective February 26, 2025, which permits the Company to borrow $2 for investment purposes for every $1 of investor equity. As a result, the Company is able to incur indebtedness in the future, and investors in the Company may face increased investment risk.

If the value of the Company’s assets declines, the Company may be unable to satisfy the applicable asset coverage test. If that happens, it may be required to sell a portion of its investments at a time when such sales may be disadvantageous to the Company in order to repay a portion of its indebtedness. Also, any amounts that the Company uses to service its indebtedness would not be available for distributions to Shareholders. If the Company issues senior securities, the Company will be exposed to typical risks associated with leverage, including an increased risk of loss. Accordingly, any failure to satisfy this test could have a material adverse effect on the Company’s business, financial condition or results of operations. Also, to generate cash for funding new investments, the Company may in the future seek to issue additional debt or to securitize certain of our loans. The 1940 Act may impose restrictions on the structure of any such securitization.

The Company is not generally able to issue and sell its Shares at a price below net asset value per Share. The Company may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current net asset value per Share if the Board determines that such sale is in the Company’s best interests and if the Shareholders approve such sale. In any such case, the price at which the Company’s Shares are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares of the Company, then the percentage ownership of the Shareholders at that time will decrease, and Shareholders may experience dilution.

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

To maintain its status as a BDC, the Company is not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of the Company’s total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

The Investment Adviser believes that most of the investments that the Company may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what the Investment Adviser believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, or if the SEC disagrees with the Investment Adviser’s analysis that the portfolio companies constitute “eligible portfolio companies” under the 1940 Act, the Company could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company must dispose of such investments quickly, it could be difficult to do so on favorable terms. The Company may not be able to find a buyer for such investments and, even if the Company does find a buyer, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease the Company’s operating flexibility.

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that the Company assumes large positions in the securities of a small number of issuers or industries, the Company’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Company is invested could significantly affect the Company’s aggregate returns.

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and is generally considered a speculative investment technique. We currently borrow under the KeyBank Credit Facility, and may, in the future, borrow from banks, insurance companies, and other lenders. Lenders of these funds will have fixed dollar claims on the Company’s assets that are superior to the claims of Shareholders, and the Company would expect such lenders to seek recovery against the Company’s assets in the event of a default. The Company may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instruments the Company may enter into with lenders.

As of December 31, 2025, the Company had approximately $66.8 million of borrowings outstanding under the KeyBank Credit Facility. Under the terms of the KeyBank Credit Agreement, the lender has a first-priority security interest in substantially all of the Company’s portfolio investments, and the lender’s claims on such assets are superior to the claims of Shareholders. The Company may also borrow from additional banks, insurance companies, and other lenders in the future. Under the terms of the KeyBank Credit Agreement and any future borrowing facility, the Company may be required to use the net proceeds of investments it sells to repay outstanding borrowings before applying such proceeds to other uses. If the value of the Company’s assets decreases, leverage causes net asset value to decline more sharply than it otherwise would absent leverage, thereby magnifying losses. Similarly, any decrease in the Company’s revenue or income will cause the Company’s net income to decline more sharply than it would have had the Company not borrowed. Such a decline would also negatively affect the Company’s ability to make distributions on the Shares. The Company’s ability to service its debt depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. The Shareholders will bear the burden of any increase in the Company’s expenses as a result of leverage, including interest expenses.

As a BDC, the Company is required to maintain an asset coverage ratio of total assets to total senior securities (including borrowings and any preferred shares) of at least 150%, following the Board’s approval of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act. As of December 31, 2025, the Company’s asset coverage ratio was approximately 278%. If the Company’s asset coverage ratio were to decline below 150%, the Company would not be able to incur additional debt and could be required to sell a portion of its investments to repay outstanding borrowings at a time when such sales may be disadvantageous, which could have a material adverse effect on the Company’s operations and its ability to make distributions. The amount of leverage that the Company employs depends on the Investment Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Company cannot assure Shareholders that it will be able to obtain credit at all or on terms acceptable to it.

The Company is subject to significant costs as a result of being registered under the Exchange Act.

The Company incurs legal, accounting, and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC. These rules and regulations, and any future changes thereto, will increase the Company’s legal and financial compliance costs and will require significant time and attention from its management team.

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

To the extent the Company continues to borrow money to make investments, the Company’s net investment income will depend, in part, upon the rate at which the Company borrows funds. Further, at times, the Company may invest in convertible notes, which could be impacted by market interest rates. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on the Company’s net investment income in the event it uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of capital would increase, which could reduce the Company’s net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We may experience fluctuations in our operating results.

The Company could experience fluctuations in its operating results due to a number of factors, including the interest rates payable on the debt investments we make, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or enacted laws or regulations could require changes to certain business practices of us or such portfolio companies, negatively impact the operations, cash flows or financial condition of us or such portfolio companies, impose additional costs on us or such portfolio companies or otherwise adversely affect our business or the business of such portfolio companies.

The Company and its portfolio companies will be subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business.

Additionally, changes to the laws and regulations governing the Company’s operations related to permitted investments may cause the Company to alter its investment strategy in order to avail it of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Registration Statement and may shift the Company’s investment focus from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of a Shareholder’s investment.

The Investment Adviser could resign from its role and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

The Investment Adviser has the right under the Investment Advisory Agreement to resign as the Investment Adviser at any time upon not less than sixty (60) days’ written notice, whether the Company has found a replacement or not. If the Investment Adviser were to resign, the Company may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within sixty (60) days, or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business, and results of operations as well as its ability to pay distributions to the Shareholders are likely to be adversely affected, and the value of the Shares may decline. In addition, the coordination of the Company’s internal management and investment or administrative activities, as applicable, is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Our status as an “Emerging Growth Company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We are highly dependent on the information systems of the Investment Adviser and operational risks including systems failures could significantly disrupt our business, result in losses or limit our growth, which may, in turn, negatively affect our operating results and our ability to pay distributions.

The Company’s business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. In addition, certain of these systems are provided to the Investment Adviser or its affiliates by third-party service providers, including the Administrator. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in the Company’s activities. This, in turn, could have a material adverse effect on the Company’s operating results and negatively affect the market price of the Company’s Shares and the Company’s ability to pay distributions to the Shareholders.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Company’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Company’s ability to conduct business and on its results of operations and financial condition, particularly if those events affect the Company’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Investment Adviser’s personnel were unavailable in the event of a disaster, the Company’s ability to effectively conduct its business could be severely compromised. Adverse events can threaten the confidentiality, integrity or availability of the Company’s information resources. Despite the Company’s implementation of a variety of security measures, its computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Company may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures, and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed and stored in, and transmitted through, the Company’s computer systems, both those provided by the Investment Adviser, its affiliates, and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in the Company’s operations, which could result in damage to its reputation, financial losses, litigation, increased costs, regulatory penalties and/or dissatisfaction or loss.

Risks Relating to the Company’s Investments

Investing in our Shares may involve a high degree of risk.

The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in small- or medium-sized private U.S. companies. The types of investments that the Company anticipates making involve a high degree of risk. In general, financial and operating risks confronting the Company’s portfolio companies can be significant. A loss of a Shareholder’s entire investment is possible. The timing of profit realization is highly uncertain. Losses are likely to occur early in the portfolio company’s life, while successes often require a long timeframe for maturation.

The Company’s investment in portfolio companies will be subject to numerous risks, which may be substantial and will relate to a variety of types of risks, including, without limitation, capital needs risks, business risks, technology risks, competition risks, economic risks, market risks, management risks, government regulation risks, tax risks, and numerous additional types of risks that operating companies face. Each of the portfolio companies may realize any or all of the risks to which their businesses are subject, any of which may result in losses for such portfolio companies and, consequently, losses to the Company.

Growth companies often experience unexpected problems in the areas of product or service development, manufacturing, marketing, financing, and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing which may not be available through institutional private placements or the public markets.

The Net Asset Value of our Shares may fluctuate.

The Company’s net asset value may fluctuate over time and, consequently, Shareholders may pay a different price per Share at subsequent closings than some other investors paid at earlier closings. Consequently, investors in subsequent closings may receive a different number of Shares for the same purchase price that earlier investors made depending on the net asset value at the relevant time.

We cannot guarantee an appropriate commercial market.

Many private companies are founded on new technologies or developments which, assuming successful development of practical applications, will provide platforms for a variety of products that will not have been tested in the commercial markets. Accordingly, there can be no assurance that appropriate markets will exist for a private company’s products. Even if a market does exist, there can be no assurance that the private companies will be profitable or that substantial losses will not occur

There is currently no public market for our Shares, and the liquidity of your investment is limited.

The Company’s investments will generally be private, illiquid holdings. As such, there will generally be no public markets for the securities held by the Company and no readily available liquidity mechanism at any particular time for any of the investments held by the Company. In addition, the realization of value from any investments may not be possible or known with any certainty until the Investment Adviser elects to sell one or more investments and subsequently make distributions to the Shareholders.

Our investments may be concentrated.

The Company may participate in a limited number of investments and may seek to make several investments in one particular industry. As a result, the Company’s investment portfolio could become highly concentrated, and the performance of a few holdings may substantially affect its aggregate return. Furthermore, to the extent that the capital raised through subscription agreements is less than the targeted amount, the Company may invest in fewer portfolio companies and thus be less diversified. The portfolio holdings of the Company will not be broadly diversified. A downturn of the economy or in the business of any one company could impact the aggregate returns delivered to Shareholders by the Company. To the extent the Company concentrates investments in a particular issuer, industry, security or geographic region, its investments will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto.

We may be subject to risks associated with our investments in the health and wellness industry.

Our investments in portfolio companies that operate in the health and wellness industry represent 12.5% of our total portfolio as of December 31, 2025. Any of our portfolio companies operating in the health and wellness are subject to extensive government regulation and certain other risks particular to that industry. Such portfolio companies are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the health and wellness industry are also subject to the risk that changes in applicable regulations will render their services obsolete or less desirable in the marketplace.

Portfolio companies in the health and wellness industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our investments in the technology-business industry are subject to unique risks relating to technological developments, regulatory changes and changes in customer preferences.

Our investments in portfolio companies that operate in the technology-business industry represent 8.4% of our total portfolio as of December 31, 2025. Portfolio companies in the technology-business sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the technology-business industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in the business services industry.

Our investments in portfolio companies that operate in the business services industry represent 12.2% of our total portfolio as of December 31, 2025. Portfolio companies in the business services sector are subject to many risks, including economic cyclicality, client concentration, labor market conditions, competitive pricing pressure, and difficulty in obtaining financing. Adverse economic conditions could reduce demand for the services provided by our portfolio companies in this industry, which could materially and adversely affect their operations and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the data processing and ecommerce industries.

Our investments in portfolio companies that operate in the data processing and ecommerce industries represent 10.6% and 15.5% respectively, of our total portfolio as of December 31, 2025. Portfolio companies in these sectors are dependent on technology infrastructure, data security, and consumer spending trends. These companies face risks including rapid technological change, intense competition, data privacy regulation (including evolving state and federal privacy laws), supply chain disruptions, and shifts in consumer preferences. The ecommerce sector is also subject to risks related to digital marketing costs, fulfillment logistics, product returns, and seasonal fluctuations in consumer demand. Any of these factors could materially and adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the application software and technology marketplace industries.

Our investments in portfolio companies that operate in the application software and technology marketplace industries represent 5.5% and 7.1%, respectively, of our total portfolio as of December 31, 2025. Portfolio companies in these sectors face risks inherent to the technology industry, including rapid product obsolescence, dependence on key technical personnel, evolving cybersecurity threats, customer concentration, lengthy sales cycles, and intense competition from both established companies and well-funded startups. These portfolio companies may also face risks related to their reliance on third-party cloud infrastructure, the ability to scale their platforms, and the impact of emerging technologies, including artificial intelligence, on their competitive positioning. Adverse developments in the broader technology sector or changes in customer preferences could have a negative impact on the value of our investments in portfolio companies operating in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us

Our portfolio companies will be managed by such portfolio company’s management team.

While the Company may seek to obtain some level of involvement with or influence with respect to the management of portfolio companies, each portfolio company’s day-to-day operations will be primarily the responsibility of such portfolio company’s management team. Although the Investment Adviser will be responsible for monitoring the performance of each investment and generally intends to invest in companies operated by strong management, there can be no assurance that the existing management team, or any successor, will be able to successfully operate the portfolio company in accordance with the Company’s plans.

We may invest in less established companies.

The Company is likely to invest a significant portion of its assets in the securities of unseasoned companies with little or no operating history and which may experience significant losses for some time after the Company’s investment. Investments in such less established companies may involve greater risks than are generally associated with investments in more established companies. Most of these investments will be difficult to value. The return to Shareholders on their investments is contingent on the growth and prosperity of the companies in which the Company invests. The success of these companies will be subject to factors over which the Company will have little or no control, including the availability of subsequent financing, the rapid pace of technological change, market shifts (including the entry of competitors with greater resources or development of competing products, or other changes in the demand for the portfolio companies’ products and services), changes in relevant governmental regulations (particularly in the healthcare and technology areas), and changes in the economy generally. Consequently, investments in private companies are highly speculative. The profitability of portfolio companies may also depend on their ability to develop and protect intellectual property, and there can be no assurances that they will be successful in securing patent, copyright or other legal protection (or that such legal protection will be available) for their products, know-how, or other intellectual property. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to losses and financial failure. There can be no assurance that losses with respect to any investment will be offset by gains (if any) realized by the Company on other investments.

Investments in lower middle market companies, while often presenting greater opportunities for growth, can also entail larger risks than are customarily associated with investments in larger, more established companies. Such companies could have more limited product lines, markets, and financial resources and could be dependent on a smaller management group. As a result, such companies are expected to be more vulnerable to general economic trends and to specific changes in markets and technology. In addition, the relative illiquidity of private debt holdings generally, and the somewhat greater illiquidity of private lower middle market companies, could make it difficult for the Company to react quickly to negative economic or political developments.

The Company’s investment in portfolio companies will be subject to numerous risks, which may be substantial and will relate to a variety of types of risks, including, without limitation, capital needs risks, business risks, technology risks, competition risks, economic risks, market risks, management risks, government regulation risks, tax risks, and numerous additional types of risks that operating companies face. Each of the portfolio companies may realize any or all of the risks to which their businesses are subject, any of which may result in losses for such portfolio companies and, consequently, losses to the Company.

We may have limited ability to exit investments.

The Investment Adviser expects that the Company may be able to exit its investments in portfolio companies in three principal ways: (i) refinancings; (ii) private sales (including acquisitions of the portfolio companies); and (iii) initial and secondary public offerings. At any particular time, any of these avenues may not be open to the Company, or the timing with respect to these exit mechanisms may be inopportune. As such, the ability to exit from and liquidate investments may be constrained.

We may be subject to risks associated with our investments in debt or equity ranking equal or senior to the Company’s investment.

The portfolio companies in which the Company invests may have, or may be permitted to incur, other debt or issue equity securities that rank equally with or senior to the Company’s investment in such portfolio companies. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of the Company’s investment. Although the Company will attempt to acquire protections of its interest in its portfolio companies, there can be no assurance that such rights will be available to the Company or that such rights will provide sufficient protection of the Company’s interests. Also, during periods of financial distress or following an insolvency, the ability of the Company to influence a portfolio company’s affairs and to take actions to protect their investments may be less than that of more senior creditors.

The rights the Company may have with respect to the collateral securing any junior priority loans made to portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that the Company enters into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, the Company may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral, and the right to waive past defaults under collateral documents. The Company may not have the ability to control or direct such actions, even if, as a result, the Company’s rights as a junior lender are adversely affected.

We cannot guarantee additional capital for investments.

After the Company has invested in a portfolio company, continued development and marketing of products or services may require additional financing. No assurance can be made that such additional financing will be available and even if available, no assurance can be made as to the terms upon which such financing may be obtained. No assurance can be made that buyers for such concepts or technologies can be located if an exit is desired by the portfolio company.

We may be subject to risks associated with bridge loans.

The Company may, from time to time, invest in bridge loans, which are loans generally made to assist companies with short-term liquidity needs between the receipt of financings or outside investments, are subject to a number of risks. The most significant risk associated with investing in a bridge loan is that the recipient does not receive the contemplated financing or outside investment and is unable to repay the balance due on the bridge loan. The Company may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay any bridge loan, which could depend on market conditions and other factors. In addition, bridge loans are also subject to other risks, including, but not limited to, borrower defaults, bankruptcies, fraud, losses, and special hazard losses that are not covered by standard hazard insurance. In the event of a default by bridge loans held by the Company, the Company bears the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of any collateral and the principal amount of the bridge loan. To the extent the Company suffers such losses with respect to its investments in bridge loans, the value of the Company will be adversely affected.

We may be subject to risks associated with covenant-lite loans

The Company may, from time to time, invest in covenant-lite loans which are generally loans that either have no financial maintenance covenants or have financial maintenance covenants that apply to a revolving credit facility, as applicable. While the Company does not intend to invest in covenant-lite loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

We may be exposed to losses resulting from default and foreclosure.

While the Company plans to originate, and otherwise invest, primarily in secured loans, the Company may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the lien are each of great importance. In some circumstances, the Company’s lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. The Company cannot guarantee the adequacy of the protection of its interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. There is a risk that the collateral securing the Company’s debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of its rights. In addition, in the event of any default under a secured loan held directly by the Company, it will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on the Company’s cash flow from operations.

In the event of a foreclosure, the Company may assume direct ownership of the underlying collateral. The liquidation proceeds upon sale of such collateral may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to the Company. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

These risks are magnified for stretch senior loans. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk. Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.

We may be subject to risks associated with general risks of investing in mezzanine debt and other junior securities.

While the Company generally intends to invest in senior secured loans, the Company may, from time to time, invest in some mezzanine debt, high-yield debt, and other junior securities. Such debt is typically contractually or structurally subordinate to senior indebtedness of the portfolio company, or effectively subordinated as a result of being unsecured debt, and, therefore, subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by the Company may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the Company. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by the Company, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on the Company’s subordinated investments.

Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances, the holders of the senior indebtedness will have the right to block the payment of interest and principal on the Company’s mezzanine debt and other junior securities and to prevent the Company from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

Many issuers of mezzanine or high-yield debt and other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt and other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and, therefore, it may be difficult to obtain information as to the true condition of the issuer. Finally, the market values of certain of mezzanine debt and other junior securities may reflect individual corporate developments.

The Company’s portfolio companies may prepay loans, which may reduce the Company’s yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The terms of loans acquired or originated by the Company may be subject to early prepayment options or similar provisions which, in each case, could result in the Company realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Prepayments could also negatively impact the Company’s ability to pay, or the amount of, distributions on its Shares, which could result in a decline in the market price of its Shares. Further, in the case of some of these loans, having the loan paid early may have the effect of reducing the Company’s actual investment income below its expected investment income if the capital returned cannot be invested in transactions with equal or greater yields. The Company’s inability to reinvest such proceeds may materially affect its overall performance.

The Company is generally unable to predict the rate and frequency of such prepayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, the Company will often be unable to predict when, and if, this may be possible for each of the portfolio companies.

There may be circumstances in which our future debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Company’s investments, it could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s investments, it could be subject to claims from creditors of an obligor that its investments issued by such obligor should be equitably subordinated. A significant number of the Company’s investments will involve investments in which the Company will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investments could arise without the Company’s direct involvement.

Risks Relating to Our Shares

Our Shares have limited liquidity.

The Shares issued in connection with the Formation Transaction or the Private Offering are and will be illiquid investments for which there will not be a secondary market, nor is it expected that any such secondary market will develop in the future. The Shares issued in connection with the Formation Transaction and the Private Offering have not been and will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and, in certain cases, by the Subscription Agreement. Shareholders generally may not sell, assign or transfer their shares without our prior consent, which we may grant or withhold in our sole discretion. Except in limited circumstances for legal or regulatory purposes, Shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in the Company for an indefinite period of time.

Our Shareholders may experience dilution.

Shareholders will not have preemptive rights to subscribe to or purchase any shares issued in the future. To the extent the Company issues additional equity interests, including in the Private Offering or a public offering, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a Shareholder may also experience dilution in the NAV and fair value of our shares.

There can be no guarantee of returns.

There can be no assurance that Shareholders will receive a return on their investment or that such return will be commensurate with the risks associated with the types of investments and strategy being pursued by the Company. It is possible that aggregate distributions to the Shareholders may be less than their investment.

Transfer of our Shares is subject to restrictions.

The Shares issued in the Formation Transaction and the Private Offering have not been, and will not be, registered under the Securities Act or under any state securities laws and, unless so registered, may not be offered or sold except pursuant to an effective registration under, or exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

In addition, any investor who received shares in the Formation Transaction or participates in the Private Offering may not sell, assign, transfer or otherwise dispose of any shares (“Transfer”) unless (i) we give prior written consent and (ii) the Transfer is made in accordance with applicable securities law. No Transfer will be effectuated except by registration of the Transfer on our books. Transfers to Benefit Plan Investors may be restricted so that we will not be treated as holding plan assets. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.

Federal Income Tax Risks

An investment in Shares involves complex U.S. federal, state and local and non-U.S. income tax considerations that will differ for each investor depending on the investor’s particular circumstances. Certain U.S. federal income tax considerations applicable to an investment in the Shares are summarized under the section entitled “Certain U.S. Federal Income Tax Considerations.” Each prospective Shareholder should carefully review the tax matters discussed therein and should consult with its tax adviser regarding the U.S. federal, state, local and non-U.S. income and other tax consequences applicable to an investment in the Shares.

Although the Company intends to qualify as a RIC, no assurance can be given that the Company will be able to maintain RIC status.

To maintain RIC status, the Company generally must meet the annual distribution, source-of-income and asset diversification requirements. The annual distribution requirement for a RIC will generally be satisfied if the Company timely distributes (or is deemed to timely distribute) at least 90% of its net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to Shareholders, on an annual basis. To qualify as a RIC, the Company generally must also meet certain asset diversification requirements at the end of each quarter and source-of-income requirements on an annual basis. Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because the Company anticipates that most of its investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If the Company fails to qualify as a RIC for any reason and becomes subject to U.S. federal income tax, the resulting U.S. federal income tax could substantially reduce the Company’s net assets, the amount of income available for distribution and the amount of the Company’s distributions.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, the Company may include in income certain amounts that the Company not yet received in cash, such as original issue discount, which may arise if the Company receives warrants in connection with the making of a loan or possibly in other circumstances, which represents contractual interest added to the loan balance and due in the future, often only at the end of the loan. Such original issue discount, which could be significant relative to the Company’s overall investment activities, is generally included in the Company’s taxable income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it does not receive in cash.

Since the Company may recognize taxable income before or without receiving cash representing such income, the Company may have difficulty meeting the resulting Annual Distribution Requirement. Accordingly, the Company may have to sell some of its investments at times and prices the Investment Adviser would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is unable to obtain cash from other sources, it may fail to qualify for, or maintain, the tax treatment as a RIC and, consequently, may become subject to U.S. federal income tax imposed at corporate rates.

All investors should review “Certain U.S. Federal Income Tax Considerations” for a discussion of certain additional risk factors.

Legislative or other actions relating to taxes could have a negative effect on us.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, the availability, amount and monetization of certain tax credits and the tax treatment of capital investment. The Company cannot predict with certainty how any changes in the tax laws might affect us, our Shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to the Company and its Shareholders. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

Risks Regarding Distributions. The Company intends to make distributions to the Shareholders out of assets legally available for distribution. The Company cannot assure you that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to the Company under the 1940 Act as a BDC, the Company may be limited in its ability to make distributions.

Furthermore, the tax treatment and characterization of the Company’s distributions may vary significantly from time to time due to the nature of the Company’s investments. The ultimate tax characterization of the Company’s distributions made during a taxable year may not finally be determined until after the end of that taxable year.

Limited Liquidity of an Investment in Shares. The Company’s Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of the Company’s shares on a national securities exchange, and the Company does not currently intend to do so. There can be no guarantee that the Company will conduct a public offering and list its Shares on a national securities exchange.

Risks Relating to the Company’s Investments—General Risk Factors

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which the Company expects to make investments are likely to be susceptible to economic slowdowns or recessions. Therefore, the number of the Company’s non-performing assets is likely to increase and the value of its portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of the Company’s investments. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income, and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing its investments and harm its operating results.

Uncertainty resulting from the U.S. political climate could negatively impact our business, financial condition and results of operations.

A single political party currently controls both the executive and legislative branches of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. Certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could depress economic activity and have a material adverse effect on our portfolio companies’ business, financial condition and results of operations, which in turn would negatively impact us. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

A lack of a liquid secondary market may have an adverse effect on our investments.

The lack of an established, liquid secondary market for some of the Company’s investments may have an adverse effect on the market value of its investments and on the Company’s ability to dispose of them. Additionally, the Company’s investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, the Company’s assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price.

The Company may also invest in securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. Some of the Company’s debt investments may contain interest rate reset provisions that may make it more difficult for a portfolio company’s borrowers to make distribution or dividend payments to the Company.

Price declines and illiquidity may have an adverse effect on our investments.

As a BDC, the Company will be required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, and other relevant factors.

When an external event, such as a purchase transaction, public offering or subsequent equity sale occurs, the Company uses the pricing indicated by the external event to corroborate the Company’s valuation. The Company records decreases in the market values or fair values of the Company’s investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in the Company’s portfolio. The effect of all of these factors on the Company’s portfolio may reduce the Company’s net asset value by increasing net unrealized depreciation in its portfolio. Depending on market conditions, the Company could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, and ultimately the value of the Shares and returns to Shareholders.

Our investment prices may be highly volatile.

The prices of the Company’s investments can be highly volatile. Price movements of instruments in which the Company’s assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

We may have difficulty sourcing investment opportunities.

The Investment Adviser may rely upon projections, forecasts or estimates developed by it or a portfolio company in which the Company is invested, concerning the portfolio company’s future performance and cash flow. Projections, forecasts, and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the Company’s investments among asset groups from that described herein; the degree to which the Company’s investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

In addition, the Investment Adviser has had extensive prior experience in venture projects and has endeavored to obtain and verify material facts regarding the portfolio companies. It is possible, however, that the Investment Adviser has not discovered certain material facts about an asset because information presented by the portfolio companies may have been prepared in an incomplete or misleading fashion, and material facts related to portfolio companies’ assets may not yet have been discovered.

We could be the target of litigation or regulatory investigations.

The Company could be subject to a variety of litigation risks, particularly if one or more of its Portfolio Companies face financial or other difficulties. It is by no means unusual for participants to use the threat of, as well as actual, litigation as a negotiating technique. Legal disputes, involving any or all of the Company, the Investment Adviser, or their respective affiliates, may arise from their activities and investments and could have a significant adverse effect on the Company, including the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments.

Legal and regulatory changes could occur that may adversely affect the Company. For example, the Company may invest in a number of different industries, some of which are or may become subject to regulation by one or more government agencies in the jurisdictions in which they operate. New and existing regulations, changing regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on the performance of companies that operate in these industries. The Investment Adviser cannot predict whether new legislation or regulation governing those industries will be enacted by legislative bodies or governmental agencies, nor can it predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on the Company’s investment performance.

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee or vendor error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause, among other adverse effects, interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, liability for stolen information, any of which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business (including vendors that provide us with services) may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. Cybersecurity failures or breaches by service providers (including, but not limited to, accountants and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our Shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences, as described above. The Company, the Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes (including any regulations to report material cybersecurity incidents adopted by the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Ineffective internal controls could impact our business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, its business and operating results could be harmed and it could fail to meet our financial reporting obligations.

Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. The Company has designed processes and controls to assess, identify and manage material risks from cybersecurity threats that have been identified as a part of the Company’s overall risk assessment process. To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

•
Monitor emerging data risks, laws, and regulations to implement changes to our processes;
•
Conduct quarterly and annual training for our employees, including regular phishing email simulations;
•
Review third-party service providers to assess each vendors’ cybersecurity processes prior to being engaged and on an ongoing basis;
•
Perform an annual cyber risk assessment, to evaluate our cybersecurity program, policies, and procedures; and
•
Conduct annual review procedures over business continuity and disaster recovery plans.

Our incident response plan coordinates the activities that we take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our Board of Trustees is responsible for overseeing the Company’s risk assessment, risk management and cybersecurity risks. Periodically during each year, the Board receives an overview from the Investment Adviser's Chief Information Security Officer of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Trustees regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Investment Adviser's Chief Information Security Officer. The Investment Adviser's Chief Information Security Officer has over 15 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Investment Adviser's Chief Information Security Officer is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan.

Item 2. Properties

The Company’s offices are located at 10 S. Wacker Drive, Suite 3540, Chicago, Illinois 60606. The Company believes that its office facilities are suitable and adequate for its business as it is contemplated to be conducted.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Share Issuances

The following table sets forth share issuances life-to-date through March 17, 2026.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250
July 1, 2025	$25.27	495,706	$12,526,500
October 1, 2025	$25.31	818,076	$20,705,500
January 2, 2026	$25.41	538,390	$13,680,500

Holders

As of March 17, 2026, there were 840 holders of record of our Shares.

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from March 3, 2025 (the “Commencement of Operations”) through December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553

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

The Company did not make any share repurchases for the period from the Commencement of Operations through December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

LAGO Evergreen Credit (the “Company,” “we,” “us,” or “our”), a Delaware statutory trust formed on October 30, 2024, is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (the “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company also qualifies and intends to elect to be treated, for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (the “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC that has qualified as a RIC, the Company is required to comply with certain regulatory requirements. For example, as a BDC, at least 70% of the Company’s assets must be assets of the type listed in Section 55(a) of the 1940 Act.

The Company is externally managed by LAGO Asset Management, LLC (the “Investment Adviser”). The Investment Adviser is a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 common shares of beneficial interests, par value of $0.01 per share (the “Shares”), of the Company, for an aggregate purchase price of $25,000. On March 3, 2025, immediately prior to electing to be regulated as a BDC, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the “Legacy Fund”) merged with and into the Company with the Company continuing as the surviving entity (the “Formation Transaction”). As a result of the Formation Transaction, the Company acquired the assets, including the investment portfolio of the Legacy Fund (the “Legacy Portfolio”) and the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were exchanged for Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members. The Company issued 2,722,631 Shares at a price of $25.00 per Share to the Legacy Fund for total merger consideration of  $68,065,767 as part of this Formation Transaction.

The Company is currently conducting a continuous private offering (the “Private Offering”). Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. All purchases will be made at a purchase price equal to the then-current net asset value (the “NAV”) per Share, as determined by the Board or its appropriate committee 48 hours prior to closing.

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
•
the actual costs incurred by the Investment Adviser on behalf of the Company for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services, including the costs and expenses of monitoring performance of the Company’s investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing the Company’s rights in respect of its investments, valuation, pricing and monitoring services, research expenses (including market data, research analytics and news feeds), rating expenses, origination fees, loan servicing, loan administration, due diligence expenses, investment banking and finders’ fees, appraisal fees, clearing and settlement charges, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) for the benefit of the Company;
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

From time to time, the Investment Adviser may pay third-party providers of goods or services. The Company will reimburse the Investment Adviser for any such amounts paid on the Company’s behalf.

Costs and expenses of the Investment Adviser that are eligible for reimbursement by the Company will be reasonably allocated to the Company based on time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Investment Adviser. From time to time, the Investment Adviser may defer or waive fees and/or rights to be reimbursed for expenses as described herein. All of the foregoing expenses will ultimately be borne by the Company’s shareholders.

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

As of December 31, 2025, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $344,874 and $155,126, respectively, that will be payable when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025 and therefore, the Company reimbursed the Investment Adviser in the amount of $100,000. Achievement of Milestone 2 was deemed probable based on subscriptions from external subscribers as of December 31, 2025. Accordingly, reimbursement of organization and offering costs was deemed probable as of December 31, 2025, and therefore, the Company has recorded a liability of $100,000 payable to the Investment Adviser as of December 31, 2025. These costs were incurred by the Investment Adviser prior to March 3, 2025 (the "Commencement of Operations") and as such, are not presented on the consolidated statement of operations as an expense and corresponding waiver of expense for the period from the Commencement of Operations through December 31, 2025.

Portfolio and Investment Activity

As of December 31, 2025, the fair value of our investments was approximately $185,613,878.

For the period from the Commencement of Operations through December 31, 2025, the Company acquired $41.4 million aggregate principal amount of investments in connection with the Formation Transaction. The Company then made an additional $144.2 million aggregate principal amount of investments through the remainder of the year.

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

Our investment activity for the period from the Commencement of Operations through December 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period from the Commencement of Operations through December 31, 2025
Investments:
Total investments, beginning of period	$-
Investments acquired from the Legacy Fund	41,412,298
Payments for purchases of investments in portfolio companies	144,167,500
Paid-in-kind interest income	179,192
Proceeds from loan repayments on investments in portfolio companies	(2,198,628)
Proceeds from deferred loan fees	(2,375,250)
Amortization of deferred loan fees	570,515
Accretion of warrant discount	2,002,342
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	1,855,909
Total Investments, End of Period	$185,613,878

Number of portfolio companies	33

The composition of the investment portfolio at cost and fair value as of December 31, 2025 consisted of the following:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	9,605,804	9,605,804	5.2%
Warrants	8,397,115	8,704,217	4.7%
Total	$183,757,969	$185,613,878	100.0%

The industry composition of investments at cost and fair value as of December 31, 2025 was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$10,201,918	$10,184,487	5.5%
Automotive Services	1,193,420	1,193,420	0.6%
Business Services	22,648,734	22,648,734	12.2%
Consumer Finance	3,985,680	3,996,494	2.2%
Consumer Services	2,393,090	2,393,090	1.3%
Data Processing	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,100,234	11,100,234	6.0%
Education	7,892,849	7,854,920	4.2%
Food & Beverage	2,983,750	3,047,400	1.6%
Health & Wellness	13,025,430	14,062,825	7.6%
Technology – Aerospace	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,118,623	3,118,623	1.7%
Technology – Business	15,529,561	15,554,042	8.4%
Technology – Communication	2,750,038	2,750,038	1.5%
Technology – Consumer	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	9,249,642	9,080,676	4.9%
Technology – Marketplace	13,198,711	13,198,711	7.1%
Technology – Property	2,402,326	2,402,326	1.3%
Transportation	6,901,348	6,901,348	3.7%
Total	$183,757,969	$185,613,878	100.0%

The geographic composition of investments at cost and fair value as of December 31, 2025 was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$171,270,454	$173,126,363	93.3%
International	12,487,515	12,487,515	6.7%
Total	$183,757,969	$185,613,878	100.0%

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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2025:

	December 31, 2025
Investment Risk Rating	Fair Value	% of Total Debt Investments at Fair Value
4	$176,909,661	100.0%
Total	$176,909,661	100.0%

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

As of December 31, 2025, no loans to portfolio companies were on non-accrual status.

Results of Operations

The following table represents the operating results for the period from the Commencement of Operations through December 31, 2025:

For the period from the Commencement of Operations through December 31, 2025
Total investment income	$15,060,195
Net expenses	6,734,916
Net investment income	8,325,279
Net unrealized gain (loss)	1,855,909
Net realized gain (loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,181,188

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for period from the Commencement of Operations through December 31, 2025 was as follows:

For the period from the Commencement of Operations through December 31, 2025
From non-controlled / non-affiliated investments:
Interest income	$11,923,866
OID accretion	553,789
PIK interest	179,192
Warrant accretion	2,002,342
Amendment fee accretion	22,601
Total from non-controlled / non-affiliated investments:	14,681,790
Other interest income	378,405
Total Investment Income	$15,060,195

For the period from the Commencement of Operations through December 31, 2025, total investment income was $15,060,195, the majority of which was driven by interest income on the senior secured term loan investments.

For the period from the Commencement of Operations through December 31, 2025, total investment income from non-controlled / non-affiliated investments, excluding accretion from warrant investments, was $12,679,448, which represents an effective cash yield of 14.6% on the weighted average unpaid principal of investments during the period. The effective cash yield excludes the impact of warrant accretion. The effective cash yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the effective cash yield will remain at its current level.

Expenses

Total expenses were as follows:

For the period from the Commencement of Operations through December 31, 2025
Interest expense	$1,828,431
Base Management Fees	1,264,996
Income Incentive Fees	1,533,608
Capital Gains Incentive Fees	365,990
Professional fees	1,132,780
Board of Trustees’ expense	153,322
Administration fees	178,171
Reimbursement of organizational expenses paid by the Investment Adviser	137,949
Amortization of Deferred Offering Costs	7,756
Other general and administrative expenses	131,913
Total expenses	$6,734,916

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

Management Fees

For the period from the Commencement of Operations through December 31, 2025, Base Management Fees were $1,264,996. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the period from the Commencement of Operations through December 31, 2025, Incentive Fees were $1,899,598. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Agreements and Related Party Transactions.

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

For the period from the Commencement of Operations through December 31, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

For the period from the Commencement of Operations through December 31, 2025
Net change in unrealized gain (loss) on investments	$1,855,909
Net Unrealized Gain (Loss) on Investments	$1,855,909

The net change in unrealized gains for the period from the Commencement of Operations through December 31, 2025 was due to the appreciation of value in the Company’s portfolio investments.

Financial Condition, Liquidity and Capital Resources

The Company generates cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of its investments. It may also fund a portion of its investments with borrowings under the KeyBank Credit Agreement, as defined below, and issuances of senior securities, including before it has fully invested the proceeds of the Private Offering. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. Cash as of December 31, 2025, taken together with our available borrowings, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

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

The following table sets forth Share issuances life-to-date through the period ended December 31, 2025.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250
July 1, 2025	$25.27	495,706	$12,526,500
October 1, 2025	$25.31	818,076	$20,705,500

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553

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

The Company did not make any Share repurchases for the period from the Commencement of Operations through December 31, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) including our initial stockholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of December 31, 2025, our asset coverage ratio was approximately 278%. Our asset coverage ratio per unit, which is calculated by multiplying the asset coverage ratio by one thousand, was approximately $2,783.

The Company has entered into a Loan and Security Agreement with the KeyBank National Association, as syndication agent, as agent for the lenders and as the lender, (the "KeyBank Credit Agreement"), under which the Company established a $125,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement. The Legacy Fund incurred $1,275,142 of debt issuance costs to underwrite this credit agreement, which the Company assumed as part of the Formation Transaction. As of December 31, 2025, the Company had $66,795,469 of gross outstanding borrowings under the line of credit, incurring interest expense of $1,239,268 with a weighted average interest rate of 7.33% for the period from the Commencement of Operations through December 31, 2025. The Company had average gross outstanding borrowings of $20,046,223 for the period from the Commencement of Operations through December 31, 2025. Additionally, the Company incurred $365,735 of unused borrowing fees for the period from the Commencement of Operations through December 31, 2025 at a weighted average rate of 0.59%. During the period from the Commencement of Operations through December 31, 2025, the Company incurred $223,428 of debt financing costs. The interest expense, unused borrowing fees, and debt financing costs are included in interest expense and other debt fees on the Consolidated Statement of Operations.

The Company had $66,795,469 of gross outstanding borrowings as of December 31, 2025 and did not have any preferred shares issued and outstanding as of December 31, 2025. As of December 31, 2025, the Company was in compliance with the 150% asset coverage requirement under the 1940 Act.

Commitments and Off-Balance Sheet Arrangements

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of December 31, 2025, the Company had the following commitments to fund delayed draw term loans, a revolver and an uncommitted accordion.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	-	14,800,000
CoreX, Inc.	Business Services	Revolver	12,500	-	12,500
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
AI Software, LLC d/b/a Capacity	Data Processing	Delayed draw term loan	1,200,000	1,200,000	-
Galileo Learning LLC	Education	Delayed draw term loan	2,000,000	2,000,000	-
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Roq.Ad, Inc.	Technology – Business	Delayed draw term loan	1,000,000	1,000,000	-
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	6,000,000	6,000,000	-
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	-	10,500,000
Total			$86,779,167	$14,200,000	$72,579,167

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of December 31, 2025, $4.8 million was available to be drawn upon by two portfolio companies at their discretion.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Expense Support and Conditional Reimbursement Agreement;
•
the Administration and Fund Services Agreement; and
•
the License Agreement.

Further, the Company co-invests from time to time and intends to continue making co-investments with certain affiliates of the Investment Adviser. See Note 3 – Agreements and Related Party Transactions.

Recent Developments

Subscriptions

Effective January 2, 2026, the Company issued an aggregate of 538,390 Shares at a NAV price of $25.41 per Share (with the final number of Shares being determined on January 15, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $13,680,500.

	NAV	Shares	Amount
January 2, 2026	$25.41	538,390	$13,680,500

Investment activity

From January 1, 2026 through the date of this report, the Company has invested $1.9 million into two new portfolio companies.

On February 20, 2026, the Company’s investment in AI Software, LLC d/b/a Capacity was fully repaid. The Company received all outstanding principal, accrued interest, and related fees.

Distributions

On January 16, 2026, the Company paid a distribution of $0.84 per Share to shareholders of record as of December 31, 2025, for a total amount of $3,937,553.

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $66.8 million of gross debt obligations outstanding as of December 31, 2025, and $0 at the Commencement of Operations. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Credit Risk

Credit risk arises from the possibility that borrowers, or counterparties may fail to meet their financial obligations. While we plan to originate, and otherwise invest, primarily in senior secured loans, we may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the lien are each of great importance. The Investment Adviser actively manages this risk by evaluating the creditworthiness of borrowers and counterparties, establishing credit limits, and using appropriate collateral or guarantees where applicable. Additionally, the Investment Adviser seeks to diversify the Company's portfolio of investments to mitigate the impact of any individual credit exposure. While the Investment Adviser believes that the credit risk exposure is manageable, changes in economic conditions or customer credit profiles could impact the collectability of the receivables and the performance of our investments.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of LAGO Evergreen Credit

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of LAGO Evergreen Credit (the “Company”), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the period from March 3, 2025 (“Commencement of Operations”) through December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations, changes in its net assets, and its cash flows for the period from March 3, 2025 (“Commencement of Operations”) through December 31, 2025 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian and the underlying investees. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Atlanta, Georgia

March 17, 2026

LAGO Evergreen Credit

Consolidated Statement of Assets and Liabilities

December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $183,757,969 at December 31, 2025)	$185,613,878
Cash and cash equivalents	571,695
Restricted cash	2,708,324
Interest receivable	1,899,745
Prepaid expenses and other assets	87,402
Total assets	$190,881,044
Liabilities
Line of credit (net of deferred financing costs of $1,552,114 at December 31, 2025)	$65,243,355
Base Management Fees payable	583,413
Income Incentive Fees payable	691,016
Capital Gains Incentive Fees payable	371,182
Accrued Board of Trustees’ fees	38,000
Accrued audit and tax fees	233,999
Organizational costs payable to the Investment Adviser	68,975
Offering costs payable to the Investment Adviser	31,025
Accrued interest	402,209
Accrued expenses and other liabilities	153,114
Distribution payable	3,937,553
Total liabilities	$71,753,841
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (4,687,563 shares issued and outstanding at December 31, 2025)	46,876
Paid-in-capital in excess of par value	117,536,141
Total distributable earnings (loss)	1,544,186
Total net assets	119,127,203
Total liabilities and net assets	$190,881,044
Net asset value per share	$25.41

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Statement of Operations

For the period March 3, 2025 (“Commencement of Operations”) through December 31, 2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$14,502,598
Paid-in-kind interest income	179,192
Other interest income	378,405
Total investment income	15,060,195
Expenses:
Interest expense and other debt fees	1,828,431
Base Management Fees	1,264,996
Income Incentive Fees	1,533,608
Capital Gains Incentive Fees	365,990
Professional fees	1,132,780
Board of Trustees’ fees	153,322
Administration fees	178,171
Reimbursement of organizational expenses paid by the Investment Adviser	137,949
Amortization of Deferred Offering Costs	7,756
Other general and administrative expenses	131,913
Total expenses	6,734,916
Net investment income (loss)	8,325,279
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	1,855,909
Net realized and unrealized gain (loss) on investments	1,855,909
Net increase (decrease) in net assets resulting from operations	$10,181,188

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Statement of Changes in Net Assets

	Common Shares
For the period March 3, 2025 (“Commencement of Operations”) through December 31, 2025	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541	-	68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	8,325,279	8,325,279
Net change in unrealized gain (loss) on investments	-	-	-	1,855,909	1,855,909
Distributions declared to shareholders	-	-	-	(8,637,002)	(8,637,002)
Issuance of common shares	1,963,932	19,640	49,472,610	-	49,492,250
Total increase for the period from the Commencement of Operations through December 31, 2025	4,686,563	46,866	117,511,151	1,544,186	119,102,203
Balance at December 31, 2025	4,687,563	$46,876	$117,536,141	$1,544,186	$119,127,203

1 See Note 1 – Organization for further information related to the Formation Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Statement of Cash Flows

For the period March 3, 2025 (“Commencement of Operations”) through December 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,181,188
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(1,855,909)
Paid-in-kind interest income	(179,192)
Amortization of deferred financing costs	223,428
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	(141,792,250)
Net accretion of discounts and amortization of premiums on investments	(2,572,857)
Proceeds from loan repayments on investments in portfolio companies	2,198,628

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	27,586,601
(Increase) decrease in interest receivable	(1,482,827)
(Increase) decrease in prepaid expenses and other assets	(87,402)
Increase (decrease) in Base Management Fees payable	403,458
Increase (decrease) in Income Incentive Fees payable	447,760
Increase (decrease) in Capital Gains Incentive Fees payable	365,990
Increase (decrease) in accrued audit and tax fees	160,000
Increase (decrease) in organizational costs payable to the Investment Adviser	68,975
Increase (decrease) in offering costs payable to Adviser	31,025
Increase (decrease) in accrued Board of Trustees’ fees	38,000
Increase (decrease) in accrued interest	402,209
Increase (decrease) in accrued expenses and other liabilities	138,114
Net cash provided by (used in) operating activities	(105,725,061)

Cash flows from financing activities:
Payment of deferred financing costs	(1,775,542)
Gross borrowings on line of credit	147,950,000
Repayments of line of credit	(81,154,531)
Proceeds from issuance of common shares	49,492,250
Distributions paid	(5,532,097)
Net cash provided by (used in) financing activities	108,980,080

Net change in cash, cash equivalents and restricted cash	3,255,019
Cash, cash equivalents and restricted cash, beginning of period	25,000
Cash, cash equivalents and restricted cash, end of period	$3,280,019

Supplemental Disclosure of Cash-Flow Information
Distribution declared during the period	$8,637,002
Cash paid for interest	1,202,794
Issuance of common shares in connection with the Formation Transaction[1]	68,065,767

1 On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated financial statements.

LAGO Evergreen Credit

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
FlavorCloud, Inc.	Second lien senior secured term loan	SOFR + 9.5%	10/24/2028	$1,500,000	$1,460,567	$1,460,567
Pensa Systems Inc.	First lien senior secured term loan	SOFR + 8.0%, 1.0% PIK	12/11/2028	2,801,633	2,647,316	2,647,316
SER Holdco, Inc. d/b/a SE Ranking	Second lien senior secured term loan	SOFR + 8.0%	11/30/2028	6,000,000	5,901,311	5,901,311
Sub-total: Application Software				10,301,633	10,009,194	10,009,194	8.40%
Automotive Services
Stress Free Auto Care, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/1/2029	1,200,000	1,161,820	1,161,820
Sub-total: Automotive Services				1,200,000	1,161,820	1,161,820	0.98%
Business Services
CoreX, Inc.	First lien senior secured term loan	SOFR + 7.5%, 1.5% PIK	12/19/2029	4,987,500	4,893,250	4,893,250
CoreX, Inc. (m)	First lien senior secured term loan - Revolver	SOFR + 7.0%	12/19/2029	-	(124)	(124)
Energize Holdings Inc dba Exos	First lien senior secured term loan	SOFR + 8.0%	10/24/2029	16,000,000	15,720,620	15,720,620
SNA, Inc. dba Safety Net Access	First lien senior secured term loan	SOFR + 8.0%	11/20/2028	2,100,000	1,937,088	1,937,088
Sub-total: Business Services				23,087,500	22,550,834	22,550,834	18.93%
Consumer Finance
Atlas Exploration, Inc.	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,986,720	1,986,720
Atlas Exploration, Inc.	Delayed draw term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,986,102	1,986,102
Sub-total: Consumer Finance				4,000,000	3,972,822	3,972,822	3.33%
Consumer Services
Milk + Honey Holdings LLC	First lien senior secured term loan	SOFR + 7.0%	7/11/2028	2,400,000	2,178,501	2,178,501
Sub-total: Consumer Services				2,400,000	2,178,501	2,178,501	1.83%
Data Processing
AI Software, LLC d/b/a Capacity	First lien senior secured term loan	PRIME + 6.5%, 1.0% PIK	6/13/2029	8,447,247	6,903,667	7,938,000
AI Software, LLC d/b/a Capacity	Delayed draw term loan	PRIME + 6.5%, 1.0% PIK	6/13/2029	1,205,443	971,318	1,134,000
Crusoe Energy Systems (l)	First lien senior secured term loan - Tranche II	15% fixed	11/13/2029	4,651,697	4,730,349	4,730,349
Crusoe Energy Systems (l)	First lien senior secured term loan - Tranche III	13% fixed	11/13/2029	3,832,175	3,927,648	3,927,648
Sub-total: Data Processing				18,136,562	16,532,982	17,729,997	14.88%
Ecommerce – Apparel
Pant Saggin, LLC dba PSD Underwear	First lien senior secured term loan	SOFR + 7.0%	10/9/2027	11,250,000	11,100,234	11,100,234
Sub-total: Ecommerce – Apparel				11,250,000	11,100,234	11,100,234	9.32%
Ecommerce – CPG
Beach House Group Global LLC	First lien senior secured term loan	SOFR + 8.25%, 1.75% PIK	7/28/2027	10,882,677	10,104,765	10,104,765
Coravin, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/29/2029	7,000,000	6,776,305	6,776,305
Sub-total: Ecommerce – CPG				17,882,677	16,881,070	16,881,070	14.17%
Education
Galileo Learning LLC	First lien senior secured term loan	SOFR + 8.5%	11/25/2027	6,000,000	5,878,387	5,878,387
Galileo Learning LLC	Delayed draw term loan	SOFR + 8.5%	11/25/2027	2,000,000	1,962,454	1,962,454
Sub-total: Education				8,000,000	7,840,841	7,840,841	6.58%

LAGO Evergreen Credit

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Food & Beverage
Epigenetics Labs d/b/a Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	$3,000,000	$2,983,750	$3,047,400
Sub-total: Food & Beverage				3,000,000	2,983,750	3,047,400	2.56%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 8.5%	9/30/2026	3,880,000	3,766,172	3,766,172
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2026	8,203,125	7,519,384	7,884,291
Sub-total: Health & Wellness				12,083,125	11,285,556	11,650,463	9.78%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 9.0%	10/22/2027	3,375,000	3,329,923	3,329,923
Sub-total: Technology – Aerospace				3,375,000	3,329,923	3,329,923	2.80%
Technology - Agriculture
CamoAg Inc.	First lien senior secured term loan	SOFR + 8.0%	12/26/2029	3,150,000	3,105,599	3,105,599
Sub-total: Technology – Agriculture				3,150,000	3,105,599	3,105,599	2.61%
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	3,000,000	2,801,746	2,801,746
Roq.Ad, Inc. (j)	First lien senior secured term loan	SOFR + 8.25%	2/27/2029	4,504,672	4,436,078	4,436,079
Roq.Ad, Inc. (j)	Delayed draw term loan	SOFR + 8.25%	2/27/2029	1,000,000	982,895	982,895
Roq.Ad, Inc. (j)	Uncommitted Accordion	SOFR + 8.25%	2/27/2029	6,000,000	5,914,490	5,914,490
Tulip.IO, Inc. (j)	First lien senior secured term loan	PRIME + 4.0%, 2.0% PIK	11/4/2028	1,018,769	1,018,769	1,018,769
Sub-total: Technology – Business				15,523,441	15,153,978	15,153,978	12.72%
Technology – Communication
Kudo, Inc.	First lien senior secured term loan	SOFR + 7.0%	7/25/2028	2,800,000	2,680,423	2,680,423
Sub-total: Technology – Communication				2,800,000	2,680,423	2,680,423	2.25%
Technology - Consumer
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	4,000,000	3,764,691	3,764,691
Hearth Display, Inc.	Delayed draw term loan	SOFR + 8.0%	9/12/2027	2,000,000	1,448,441	1,448,441
Sub-total: Technology - Consumer				6,000,000	5,213,132	5,213,132	4.38%
Technology – Cybersecurity
1touch.IO Inc.	First lien senior secured term loan	SOFR + 7.5%	9/3/2029	4,000,000	3,814,413	3,814,413
Cybery Sepio Systems LTD dba Sepio Systems Inc.	First lien senior secured term loan	SOFR + 7.0%, 1.0% PIK	10/10/2029	3,006,922	2,923,622	2,923,622
ThreatER, Inc.	First lien senior secured term loan	SOFR + 7.75%	10/24/2029	2,700,000	2,527,134	2,527,134
Sub-total: Technology – Cybersecurity				9,706,922	9,265,169	9,265,169	7.78%
Technology – Health & Wellness
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 8.5%	2/25/2028	3,000,000	2,731,765	2,655,000
Tapestry Management Services Inc.	First lien senior secured term loan	SOFR + 8.0%, 0.75% PIK	8/15/2029	6,318,265	6,204,077	6,204,077
Sub-total: Technology – Health & Wellness				9,318,265	8,935,842	8,859,077	7.44%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	13,000,000	12,033,910	12,033,910
Sub-total: Technology – Marketplace				13,000,000	12,033,910	12,033,910	10.10%

LAGO Evergreen Credit

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	$2,400,000	$2,243,926	$2,243,926
Sub-total: Technology – Property				2,400,000	2,243,926	2,243,926	1.88%
Transportation
Spotter Labs Inc.	First lien senior secured term loan	SOFR + 7.0%	10/2/2029	7,000,000	6,901,348	6,901,348
Sub-total: Transportation				7,000,000	6,901,348	6,901,348	5.79%

Total: Debt Investments				$183,615,125	$175,360,854	$176,909,661	148.50%

LAGO Evergreen Credit

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Warrant Investments
Application Software
FlavorCloud, Inc.	Warrants	10/24/2025	60,050	Series B-1 Preferred Stock	10/24/2035	$19,500	$19,500
Pensa Systems Inc.	Warrants	12/11/2025	182,970	Common Stock	12/11/2035	115,080	115,080
SER Holdco, Inc. d/b/a SE Ranking	Warrants	6/3/2025	32	Common Stock	6/3/2035	58,144	40,713
Sub-total: Application Software						192,724	175,293	0.15%
Automotive Services
Stress Free Auto Care, Inc.	Warrants	7/1/2025	15,978	Common Stock	7/1/2035	31,600	31,600
Sub-total: Automotive Services						31,600	31,600	0.03%
Business Services
CoreX, Inc.	Warrants	12/19/2025	62,147	Series A-2 Units	12/19/2035	45,100	45,100
Energize Holdings Inc dba Exos	Warrants	10/24/2025	489,217	Series B Preferred Stock	10/24/2035	52,800	52,800
Sub-total: Business Services						97,900	97,900	0.08%
Consumer Finance
Atlas Exploration, Inc.	Warrants	6/3/2025	9,584	Series B-2 Preferred Stock	6/3/2035	6,429	11,836
Atlas Exploration, Inc.	Warrants	7/22/2025	9,584	Series B-2 Preferred Stock	6/3/2035	6,429	11,836
Sub-total: Consumer Finance						12,858	23,672	0.02%
Consumer Services
Milk + Honey Holdings LLC	Warrants	7/11/2025	5,817	Series A Preferred Units	7/11/2035	214,589	214,589
Sub-total: Consumer Services						214,589	214,589	0.18%
Data Processing
AI Software, LLC d/b/a Capacity	Warrants	6/13/2025	(i)	Series D Common Units	6/13/2035	1,620,218	1,592,754
AI Software, LLC d/b/a Capacity	Warrants	7/22/2025	(i)	Series D Common Units	7/22/2035	239,885	235,864
Sub-total: Data Processing						1,860,103	1,828,618	1.54%
Ecommerce – CPG
Beach House Group Global LLC	Warrants	7/28/2025	1,682	Series D Preferred Units	7/28/2035	662,086	662,086
Coravin, Inc.	Warrants	7/29/2025	408,451	Series D-1 Preferred Stock	7/29/2035	74,900	74,900
Sub-total: Ecommerce – CPG						736,986	736,986	0.62%
Education
Galileo Learning LLC	Warrants	3/3/2025	60	Common units	11/25/2034	52,008	14,079
Sub-total: Education						52,008	14,079	0.01%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	9/30/2034	196,874	290,737
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness						1,739,874	2,412,362	2.03%

LAGO Evergreen Credit

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	10/22/2034	$24,667	$47,096
Sub-total: Technology – Aerospace						24,667	47,096	0.04%
Technology - Agriculture
CamoAg Inc.	Warrants	12/26/2025	33,396	Series A-2 Preferred Stock	12/26/2035	13,024	13,024
Sub-total: Technology – Agriculture						13,024	13,024	0.01%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	12/23/2034	240,300	264,781
Roq.Ad, Inc. (j)(l)	Warrants	3/3/2025	307,083	Series A-1 Preferred stock	2/27/2035	135,283	135,283
Sub-total: Technology – Business						375,583	400,064	0.34%
Technology – Communication
Kudo, Inc.	Warrants	7/25/2025	(k)	Series A Preferred stock	7/25/2035	69,615	69,615
Sub-total: Technology – Communication						69,615	69,615	0.06%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	361,208	243,328
Hearth Display, Inc.	Warrants	6/12/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	690,005	563,821
Sub-total: Technology - Consumer						1,051,213	807,149	0.68%
Technology – Cybersecurity
1touch.IO Inc.	Warrants	9/3/2025	193,462	Ordinary Shares	9/3/2035	132,000	132,000
Cybery Sepio Systems LTD dba Sepio Systems Inc.	Warrants	10/10/2025	173,877	Ordinary Shares	10/10/2035	28,200	28,200
ThreatER, Inc.	Warrants	10/24/2025	2,659,625	Series A-3 Preferred Stock	10/24/2035	127,170	127,170
Sub-total: Technology – Cybersecurity						287,370	287,370	0.24%
Technology – Health & Wellness
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	2/25/2035	313,800	221,599
Sub-total: Technology – Health & Wellness						313,800	221,599	0.19%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	3/6/2035	1,164,801	1,164,801
Sub-total: Technology – Marketplace						1,164,801	1,164,801	0.98%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	5/30/2035	158,400	158,400
Sub-total: Technology – Property						158,400	158,400	0.13%
Total: Warrant Investments						8,397,115	8,704,217	7.31%
Total Investments						$183,757,969	$185,613,878	155.81%

LAGO Evergreen Credit

Consolidated Schedule of Investments

December 31, 2025

	Interest Rate	Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	3.66%	370,052	$370,052	$370,052	0.31%
Total Cash Equivalents			370,052	370,052	0.31%
Total Investments and Cash Equivalents			$184,128,021	$185,983,930	156.12%

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
d.
The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 3.79% as of December 31, 2025. The 3-month SOFR 90-day average reference rate was 4.01% as of December 31, 2025. The Prime Rate was 6.75% as of December 31, 2025.
e.
Principal is net of repayments.
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
j.
As of December 31, 2025, the Company has two foreign domiciled portfolio companies, Tulip.IO, Inc., based in Canada, and Roq.Ad, Inc., based in Germany. In total, foreign domiciled portfolio investments represent 10.5% of total net asset value based on fair value.
k.
The Company has been issued warrants to purchase 0.12% of fully diluted shares.
l.
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on total asset value was 11.1% as of December 31, 2025.
m.
The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.

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

The Company’s investment objective is to maximize the total return generated from its portfolio, which the Company expects to include current income from its debt investments as well as capital appreciation from equity and equity-related investments such as warrants. The Company’s focus is primarily on floating rate senior secured term loan investments and, to a lesser extent, other types of junior loans and equity-related securities, such as convertible notes, warrants, and preferred or common stock. The Company’s secured loans are collateralized with security interests in the assets of the borrowers, which the Company expects will typically take the form of first-priority liens on some or all of the assets of the borrower. To the extent that another lender to the portfolio company retains the first-priority lien on some or all of the assets of the borrower, such as when another lender provides a revolving credit facility, the Company may structure its loan as a second-priority lien on any such encumbered assets and seek the opportunity to structure a first-lien on any unencumbered assets, such as intellectual property. The Company’s position as a secured lender and, in particular in the case where the Company is the sole, first lien lender, enables it to exert influence over the borrower with respect to access to management, monitoring performance, and increasing the likelihood of positive outcomes in the event that the borrower underperforms or becomes distressed. In connection with the Company's lending activities, the Company frequently receives “equity kickers” in the form of warrants and rights-to-invest equity in its borrowers, which have the potential to enhance returns above that typically generated from portfolios consisting solely of credit positions. A majority of the Company's warrants are structured with a “cashless exercise” feature which does not require additional capital investment to benefit from any upside appreciation. The Company has adopted a policy to invest at least 80% of its assets in “credit,” which the Company defines as debt investments made in exchange for regular interest payments, under Section 59 and Rule 35d-1 under the 1940 Act.

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

Cash, cash equivalents and restricted cash

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

Restricted cash represents the amount of principal and interest collections that are contractually designated for repayment under the KeyBank Credit Agreement (as defined in Note 7 - Borrowings). This applies to all loans designated as part of the collateral pool under the KeyBank Credit Agreement, which includes all investments as of December 31, 2025. As of December 31, 2025, the Company held restricted cash of $2,708,324.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

December 31, 2025
Cash and cash equivalents	$571,695
Restricted cash	2,708,324
Total cash, cash equivalents and restricted cash	$3,280,019

Income Taxes

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code commencing with its taxable period ending on December 31, 2025, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company. As of and for the period ending on December 31, 2025, the Company met the requirements to qualify as a RIC.

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. If the Company does not distribute (or are not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its capital gain net income for the 1-year period ending on October 31 of such calendar year, the Company will generally be required to pay excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceed the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated undistributed taxable income.

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

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires the Company to value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Investment Adviser as the valuation designee (the “Valuation Designee”).

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Investment Adviser as the Valuation Designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

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

As of December 31, 2025, no loans to portfolio companies were on non-accrual status.

Distributions

Distributions to shareholders are recorded on the record date. The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Segment Reporting

In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to maximize the total return generated from its portfolio, which includes current income from its debt investments as well as capital appreciation from equity and equity-related investments such as warrants. The Company’s chief operating decision maker (the “CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, and assessing the performance of the portfolio. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Standards Update

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

The Company recorded the Base Management Fee expense of $1,264,996 for the period from the Commencement of Operations through December 31, 2025. The total Base Management Fees payable was $583,413 as of December 31, 2025.

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

The Company recorded Income Incentive Fee expense of $1,533,608 for the period from the Commencement of Operations through December 31, 2025. The total Income Incentive Fees payable was $691,016 as of December 31, 2025.

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

The Company recorded a Capital Gains Incentive Fee expense of $365,990 for the period from the Commencement of Operations through December 31, 2025. The total Capital Gains Incentive Fee payable was $371,182 as of December 31, 2025, which includes Capital Gains Incentive Fees payable acquired as part of the Formation Transaction.

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

As of December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was deemed achievable as of September 30, 2025, and achieved as of October 1, 2025. As of December 31, 2025, achievement of Milestone 2 was deemed probable based on subscriptions from external subscribers. Accordingly, the Company has recorded liabilities of $68,975 and $31,025 as reimbursement of previously paid organization and offering costs, respectively, for a total of $100,000 payable to the Adviser as of December 31, 2025. The Company recorded reimbursement of organizational expenses paid by the Investment Adviser of $137,949 as an expense during the period from the Commencement of Operations through December 31, 2025. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025 and January 1, 2026 for the achievement of Milestone 1 and Milestone 2, respectively. As of and for the period ended December 31, 2025, $7,756 of deferred offering costs has been amortized and $54,295 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. No organizational and offering costs were incurred by the Company during the period from the Commencement of Operations through December 31, 2025.

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

License Agreement

The Company has entered into the License Agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted the Company a non-exclusive, royalty-free license to use the name “LAGO” and the associated logo pursuant to a license agreement. Under this agreement, the Company has a right to use the LAGO name and logo at no cost, subject to certain conditions, for so long as LAGO Asset Management, LLC remains the Investment Adviser. Other than with respect to this limited license, the Company has no legal right to the “LAGO” name or logo.

Co-Investment Activity

The Company intends to co-invest from time to time, and intends to make co-investments with certain affiliates of the Investment Adviser, where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations.

On April 23, 2025, the Company, the Investment Adviser and certain of their affiliates received an exemptive order from the SEC that permitted the Company to co-invest with investment funds managed by the Investment Adviser and its affiliates where doing so was consistent with the Company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting the Company to co-invest with other funds managed by the Investment Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of its shareholders and is consistent with the Company’s investment objectives and strategies.

On July 21, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for co-investment relief by the SEC based on an updated model of co-investment order that recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on April 23, 2025. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Investment Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company. All of the Company’s investments are deemed Non-Controlled / Non-Affiliated as of December 31, 2025.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	9,605,804	9,605,804	5.2%
Warrants	8,397,115	8,704,217	4.7%
Total	$183,757,969	$185,613,878	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$10,201,918	$10,184,487	5.5%
Automotive Services	1,193,420	1,193,420	0.6%
Business Services	22,648,734	22,648,734	12.2%
Consumer Finance	3,985,680	3,996,494	2.2%
Consumer Services	2,393,090	2,393,090	1.3%
Data Processing	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,100,234	11,100,234	6.0%
Education	7,892,849	7,854,920	4.2%
Food & Beverage	2,983,750	3,047,400	1.6%
Health & Wellness	13,025,430	14,062,825	7.6%
Technology – Aerospace	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,118,623	3,118,623	1.7%
Technology – Business	15,529,561	15,554,042	8.4%
Technology – Communication	2,750,038	2,750,038	1.5%
Technology – Consumer	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	9,249,642	9,080,676	4.9%
Technology – Marketplace	13,198,711	13,198,711	7.1%
Technology – Property	2,402,326	2,402,326	1.3%
Transportation	6,901,348	6,901,348	3.7%
Total	$183,757,969	$185,613,878	100.0%

As of December 31, 2025 and for the period from the Commencement of Operations through December 31, 2025, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the period from the Commencement of Operations through December 31, 2025	Percentage of Total Assets as of December 31, 2025
Youth Opportunity Investments, LLC	11.3%	5.2%
FanFixApp, LLC	12.3%	6.9%

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the period from the Commencement of Operations through December 31, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of December 31, 2025 were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$167,303,857	$167,303,857
Second lien senior secured term loans	-	-	9,605,804	9,605,804
Warrants	-	-	8,704,217	8,704,217
Total investments before cash equivalents	$-	$-	$185,613,878	$185,613,878
Money market treasury fund	370,052	-	-	370,052
Total investments after cash equivalents	$370,052	$—	$185,613,878	$185,983,930

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs:

	For the period from the Commencement of Operations through December 31, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Warrants	Total
Total fair value of investments in portfolio companies at Commencement of Operations	$-	$-	$-	$-
Investments in portfolio companies acquired from Legacy Fund, net of proceeds from deferred loan fees	38,604,265	-	2,808,033	41,412,298
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	126,645,712	9,557,456	5,589,082	141,792,250
Paid-in-kind interest income	179,192	-	-	179,192
Proceeds from loan repayments on investments in portfolio companies	(2,198,628)	-	-	(2,198,628)
Net accretion of discounts and amortization of premiums on investments	2,524,509	48,348	-	2,572,857
Net change in unrealized gain (loss)	1,548,807	-	307,102	1,855,909
Total fair value of investments in portfolio companies at December 31, 2025	$167,303,857	$9,605,804	$8,704,217	$185,613,878

There were no transfers into or out of Level 3 of the fair value hierarchy during the period from the Commencement of Operations through December 31, 2025. The net change in unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company at the end of the period was $1,855,909.

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Company's investments categorized within Level 3 as of December 31, 2025.

Investment Type	Fair Value as of December 31, 2025	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$137,688,421	Discounted cash flow	Discount rate	10.8% - 27.0% (14.8%)	Decrease
First lien senior secured term loans	29,615,436	Recent transaction	N/A	N/A	N/A
Second lien senior secured term loans	9,605,804	Discounted cash flow	Discount rate	14.3% - 17.5% (15.5%)	Decrease
Warrants	5,403,712	Market approach	Revenue Multiples	1.05 - 17.74 (3.97)	Increase
		Market approach	Volatility	40% - 75% (60.5%)	Increase
		Market approach	Estimated time to exit (in years)	2.0 - 4.0 (3.34)	Decrease
	1,178,880	Market approach	Revenue Multiples	1.60 - 2.88 (2.86)	Increase
	2,121,625	Market approach	EBITDA Multiples	7.75 - 7.75 (7.75)³	Increase
Total	$185,613,878

1 The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.

2 This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

3 This range relates to one single investment valued using the market approach and EBITDA multiples as its unobservable input.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of December 31, 2025, the Company had the following commitments to fund delayed draw term loans, a revolver and an uncommitted accordion.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	-	14,800,000
CoreX, Inc.	Business Services	Revolver	12,500	-	12,500
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
AI Software, LLC d/b/a Capacity	Data Processing	Delayed draw term loan	1,200,000	1,200,000	-
Galileo Learning LLC	Education	Delayed draw term loan	2,000,000	2,000,000	-
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Roq.Ad, Inc.	Technology – Business	Delayed draw term loan	1,000,000	1,000,000	-
Roq.Ad, Inc.	Technology – Business	Uncommitted accordion	6,000,000	6,000,000	-
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	-	10,500,000
Total			$86,779,167	$14,200,000	$72,579,167

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of December 31, 2025, $4.8 million was available to be drawn upon by two portfolio companies at their discretion.

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

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of December 31, 2025.

See Note 3 – Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

The Company has entered into a Loan and Security Agreement with the KeyBank National Association (the "KeyBank Credit Agreement"), under which the Company established a $125,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement. As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement. As of December 31, 2025, the Company had $66,795,469 of gross outstanding borrowings under the line of credit, incurring interest expense of $1,239,268 with a weighted average interest rate of 7.33% for the period from the Commencement of Operations through December 31, 2025. The Company had average gross outstanding borrowings of $20,046,223 for the period from the Commencement of Operations through December 31, 2025. Additionally, the Company incurred $365,735 of unused borrowing fees for the period from the Commencement of Operations through December 31, 2025 at a weighted average rate of 0.59%. During the period from the Commencement of Operations through December 31, 2025, the Company incurred $223,428 of debt financing costs. The interest expense, unused borrowing fees, and debt financing costs are included in interest expense and other debt fees on the Consolidated Statement of Operations.

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

The following table summarizes the assets and liabilities acquired from the Legacy Fund in the Formation Transaction:

March 3, 2025
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost of $41,412,298)	$41,412,298
Cash and cash equivalents	27,586,601
Interest receivable	416,919
Total assets	$69,415,818
Liabilities
Management fees payable	$179,955
Incentive fees payable	248,448
Accrued audit and tax fees	74,000
Accrued expenses and other liabilities	15,000
Distribution payable	832,648
Total liabilities	$1,350,051
Net assets acquired	$68,065,767

The following table summarizes transactions in Shares for the period from the Commencement of Operations through December 31, 2025:

	For the period from the Commencement of Operations through December 31, 2025
	Shares	Amount
Shares
Subscriptions	4,686,563	$117,558,017
Net increase (decrease)	4,686,563	$117,558,017

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01
June 30, 2025	$25.27
September 30, 2025	$25.31
December 31, 2025	$25.41

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553

a.
The Company acquired a distribution payable of $832,648 in association with the Formation Transaction.

No other distributions were made to Shareholders during the period from the Commencement of Operations through December 31, 2025.

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

The Company did not make any share repurchases for the period from the Commencement of Operations through December 31, 2025.

Note 9. Financial Highlights

The financial highlights for the period from the Commencement of Operations through December 31, 2025 are as follows:

For the period from the Commencement of Operations through December 31, 2025
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss)[1]	2.08
Net realized and unrealized gain (loss)[1]	0.49
Net increase (decrease) in net assets resulting from operations	2.57
Distribution paid (declared) to shareholders[2]
Distributions paid (declared) from net investment income	(2.16)
Distributions paid (declared) from return of capital	—
Net increase (decrease) in net assets resulting from distributions	(2.16)
Net asset value, end of period	$25.41
Total return[3]	10.28%
Number of Shares outstanding as of December 31, 2025	4,687,563
Ratios to Average Net Assets:
Net assets, end of period	$119,127,203
Ratio of net investment income (loss) to average net assets[4]	10.58%
Ratio of total expenses to average net assets[4]	8.14%
Ratio of total expenses, excluding incentive fees[4]	5.86%
Portfolio turnover[5]	1.55%

1.
Calculated based on weighted average Shares outstanding during the period.
2.
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s shareholders. The tax character of distributions is determined at the end of each fiscal year.
3.
Total return is not annualized and represents the total return for the period from the Commencement of Operations through December 31, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in NAV per Share during the period plus declared distributions per Share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
4.
The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees, reimbursement of organizational expenses paid by the Investment Adviser, etc.).
5.
Portfolio turnover is calculated by dividing the lesser of total investment purchases or sales by the average value of the investment portfolio for the period. Sales include principal amortization, partial paydowns, and full payoffs, in addition to dispositions. As a result, turnover may vary from period to period based primarily on repayment activity rather than trading volume. No investments were sold during the period.

Note 10. Federal Income Tax Matters

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code commencing with its taxable period ending on December 31, 2025. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

There were no permanent differences for financial reporting purposes related to the reclassification between the components of net assets for the period from the Commencement of Operations through December 31, 2025.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid during the period from the Commencement of Operations through December 31, 2025 were as follows:

2025
Ordinary Income	$8,637,002
Long-Term Capital Gains	-
Return of Capital	-

The tax basis components of distributable earnings/(accumulated loss) and reconciliation to accumulated earnings/(deficit) on a book basis as of December 31, 2025 were as follows:

2025
Undistributed ordinary income - tax basis	$183,562
Undistributed realized gains - tax basis	-
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	1,855,909
Other temporary differences	(495,285)
Total accumulated earnings (loss) - book basis	$1,544,186

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2025, the Company does not have a capital loss carryforward.

Management has analyzed the Company's tax positions taken on federal income tax returns for all open years (fiscal year 2025) and has concluded that no provision for uncertain income tax positions is required in the Company's consolidated financial statements.

Excise Tax - Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% nondeductible U.S. federal excise tax on such income, as required. To the extent the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2025, the Company did not elect to defer any post-October capital losses or late-year ordinary loss.

The Federal tax cost basis and estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period from the Commencement of Operations through December 31, 2025 were as follows:

2025
Tax cost of investments	$183,757,969

2025
Unrealized appreciation	$2,355,783
Unrealized depreciation	(499,874)
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	$1,855,909

Note 11. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Annual Report on Form 10-K. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

Share Issuance

Effective January 2, 2026, the Company sold 538,390 Shares at a price per Share of $25.41 (with the final number of shares being determined on January 15, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $13,680,500.

Distributions

On January 16, 2026, the Company paid a distribution of $0.84 per Share to shareholders of record as of December 31, 2025, for a total amount of $3,937,553.

Investment Activity

On February 20, 2026, the Company’s debt investments in AI Software, LLC d/b/a Capacity were fully repaid. The Company received all outstanding principal, accrued interest, and related fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Board of Trustees and Executive Officers

The Company’s business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Trustees. The Board appoints the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the Investment Adviser’s quarterly determinations of the fair value of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements, and oversight of the Company’s investment activities. Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Investment Adviser as the valuation designee primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board.

The Board’s role in management of the Company is one of oversight. Oversight of the Company’s investment activities extends to oversight of the risk management processes employed by the Investment Adviser as part of its day-to-day management of the Company’s investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically receiving or requesting the production of risk management reports or presentations. The Board’s risk oversight function is designed to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated, and appropriately addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

Each Trustee will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification, or removal. Under its agreement and declaration of trust, (as may be amended from time to time, the “Declaration of Trust”), the Company is not required to hold annual meetings.

Trustees

The following information regarding the Board is as of March 17, 2026:

Name	Age	Position	Trustee Since	Principal Occupation During Past 5 Years
Interested Trustees
Tim A. Gottfried	55	Chairman of the Board and Chief Executive Officer	2024	CEO and CIO of LAGO Asset Management, LLC
Mark Buffington	55	Trustee	2025	Managing Partner and Chief Executive Officer of BIP Capital, LLC CEO of BIP Ventures Evergreen BDC

Independent Trustees
John Loverro	55	Trustee	2025	Partner at Lexington Partners
Frank E. Roedl	77	Trustee	2025	Retired in 2014; Financial Consultant
Robert Vedra	54	Trustee	2025	Founder and Senior Managing Director of Industrial Opportunity Partners

The address for each of our Trustees is c/o LAGO Asset Management, LLC, 10 S. Wacker Drive, Suite 3540, Chicago, Illinois 60606.

Executive Officers Who Are Not Trustees

The following information regarding the Company’s executive officers who are not Trustees is as of March 17, 2026:

Name	Age	Position
Todd Knudsen	53	Chief Financial Officer and Chief Compliance Officer
Heather La Freniere	56	Chief Operating Officer

The address for each of the Company’s executive officers is c/o LAGO Asset Management, LLC, 10 S. Wacker Drive, Suite 3540, Chicago, Illinois 60606.

Biographies

Trustees

The Board has determined that each of the Trustees is qualified to serve as a trustee, based on a review of the experience, qualifications, attributes and skills of each trustee, including those described below. Each of the Trustees has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to management. The Company’s Trustees have been divided into two groups — Interested Trustees and Independent Trustees. An Interested Trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustees

Tim A. Gottfried has served as a trustee and CEO of the Company since October 2024. Mr. Gottfried has over 25 years of principal investing and corporate finance experience, most recently as co-founder and CEO at LAGO Asset Management, LLC.

Prior to co-founding LAGO Asset Management, LLC, the Investment Adviser in July 2019, Mr. Gottfried was a co-founder and investment committee member of Stonegate Capital, LLC, a lower middle market-focused finance company from 2016 to 2019. At Stonegate, Mr. Gottfried was responsible for growing to $150 million in commitments, prior to its ultimate sale to another lower middle market finance company. Prior to Stonegate, Mr. Gottfried was an Officer and the Assistant Treasurer for CDW Corporation, a Fortune 250 company from 2010 to 2016. As the Assistant Treasurer, Mr. Gottfried was responsible for the capital strategy for CDW, which included over a dozen debt and equity transactions totaling over $15 billion in transaction value, including the Company’s IPO on NASDAQ. Prior to CDW, Mr. Gottfried was employed at Cerberus Capital Chicago, LLC, an affiliate of Cerberus Capital Management, LP. While at Cerberus, Mr. Gottfried was responsible for originating and structuring second lien and equity transactions, primarily for distressed targets and borrowers. In addition, Mr. Gottfried was the primary liaison responsible for oversight and deal origination through Cerberus’ equity investment in Hilco Trading, LLC, a business services company focused on asset appraisal and liquidation. During his association with Hilco, Mr. Gottfried assisted in the structuring of the in-court acquisition of all or a portion of the assets of several national retailers.

Mr. Gottfried’s credit experience also includes over $2 billion of bank loans and high yield securities underwriting while working in the Leveraged Finance group of JPMorgan Chase in New York. Mr. Gottfried has additional experience originating, structuring and negotiating M&A transactions while working at middle market broker/dealers including William Blair & Company and Mesirow Financial. Mr. Gottfried received an MBA from the University of Michigan, a Bachelor’s Degree in Engineering (Honors) from the Georgia Institute of Technology and is a Chartered Financial Analyst.

We believe Mr. Gottfried’s numerous management positions, as well as his depth of experience with corporate finance and middle market investments, give the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Investment Adviser will provide an important skillset and knowledge base to the Board.

Mark Buffington is Founder and CEO of BIP Capital, LLC, the Administrator, organized in 2006 to identify and capture extraordinary investment opportunities for investors while promoting the innovation economy. Mr. Buffington is also the CEO of BIP Ventures Evergreen BDC. Prior to founding BIP Capital, LLC, Mr. Buffington co-founded and served as CEO for BIP Wealth, LLC and was involved in all phases of that firm’s development from its founding.

Mr. Buffington has led investment rounds in more than 80 companies in numerous industries (Healthcare, Digital Media, Ed Tech, Enterprise SaaS, FinTech and Advanced Computing).

Mr. Buffington serves on the board of directors of several companies, including BIP Ventures Evergreen BDC, the NFHS Network, Trella Health, PlayOn! Sports, Rhyme and Oncolens. He also serves on several nonprofit boards, including Buckhead Coalition, Inc. and the Georgia Tech College of Computing. Mr. Buffington graduated from the Georgia Institute of Technology and received an MBA from the A.B. Freeman School of Business at Tulane University.

We believe Mr. Buffington’s numerous management positions, as well as his depth of experience with corporate finance and middle market investments, give the Board valuable industry-specific knowledge and expertise on these and other matters.

Independent Trustees

John Loverro has over 20 years of private equity experience. Since 2005, Mr. Loverro has been a Partner at Lexington Partners (Lexington), where he is primarily engaged in the origination, evaluation and management of equity co-investments. In addition, Mr. Loverro is a member of Lexington’s co-investment funds investment committee. Lexington is one of the world’s largest and most successful managers of secondary private equity and co-investment funds. Lexington helped pioneer the development of the institutional secondary market over 30 years ago and created one of the first independent, discretionary co-investment programs 25 years ago. Lexington has total capital in excess of $75 billion.

Prior to joining Lexington in 2005, Mr. Loverro was a Vice President in investment banking at JPMorgan and prior to that he was a fixed income portfolio manager at PIMCO/Oppenheimer Capital and Assistant Treasurer at Banco Mexicano.

Mr. Loverro graduated from Fairfield University with a BA in economics and from the Darden School at the University of Virginia with an MBA.

We believe Mr. Loverro’s broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Frank E. Roedl was an Executive Vice President at a wholly owned affiliate bank of Synovus Financial Corporation, where he served from 1996 until he retired in 2014. Upon retirement in 2014, Mr. Roedl established a financial consulting business specializing in working with privately owned commercial businesses.

Mr. Roedl began his 43 yearlong business career by joining a Wall Street investment banking boutique in 1971. The investment firm had a deep history in the origination, underwriting, and distribution of corporate and municipal debt securities. Mr. Roedl’s tenure with the firm was primarily spent working with institutional buyers of the debt instruments. In the late 1970s, Mr. Roedl joined Citizens and Southern National Bank of Atlanta, Georgia. He worked in the Fortune 500 market representing the Bank to firms with an economic presence in the Southeast. Between 1982 and 1986, Mr. Roedl managed the Bank’s Chicago Office with responsibility for the five midwestern states surrounding Chicago. In 1986, Mr. Roedl managed the Trade Finance Department of the International Division and in 1988 he started a specialized lending unit to bank media and communications companies.

Mr. Roedl sits on the Board of Harrison Poultry, Inc., a 60-year-old poultry company, and on the Advisory Board of a statewide credit union. For fun, he manages a long stock portfolio of family assets and an income producing equity derivatives portfolio.

We believe Mr. Roedl’s broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Robert Vedra is a founder and Senior Managing Director of Industrial Opportunity Partners, LLC (IOP), a private equity firm focused on investing in middle-market manufacturing and distribution businesses. At IOP, he holds a leadership role in all aspects of managing IOP, including origination, execution and oversight of investments, as well as internal IOP management and participation on the investment committee. He serves as a director of many of IOP’s portfolio companies.

Prior to the founding of IOP in 2005, Mr. Vedra was a Managing Director at another Chicago-based private equity firm focused on investing in similar businesses and where he held a leadership role on several prominent private equity investments. Prior to that position, Mr. Vedra worked within the Merchant Banking group of GE Capital, specializing in sourcing, structuring and underwriting senior debt placements for middle-market companies. Prior to completing his MBA degree, he worked at LaSalle Partners Limited. He began his career with Ernst & Young LLP, where he was a staff auditor.

Mr. Vedra graduated from the University of Michigan with an MBA degree with High Distinction and from the University of Notre Dame with a BBA degree with Honors.

We believe Mr. Vedra’s broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Executive Officers Who Are Not Trustees

Todd Knudsen has served as Chief Financial Officer and Chief Compliance Officer of BIP Capital, LLC, the Administrator, since 2016. In addition, he has served as Chief Financial Officer and Chief Compliance Officer of the Company since January 2025. Prior to joining BIP Capital, LLC, he served as Chief Financial Officer of Chatham Capital. Mr. Knudsen has an MBA in Finance from the Goizueta Business School at Emory University and a B.S. in Accounting from the University of Illinois at Urbana-Champaign.

Heather La Freniere has over 30 years of experience in debt advisory investment banking and direct credit investing, most recently co-founding LAGO Asset Management, LLC, the Investment Adviser, where she has been responsible for sourcing, reviewing and approving investment opportunities as a member of the investment committee, as well as leading the firm’s operational activities as its COO. Prior to LAGO, Ms. La Freniere was the Head of Strategy at Stonegate Capital Holdings, LLC, charged with creating and executing an investment strategy targeting the Technology and Consumer Brand sectors. Prior to Stonegate, Ms. La Freniere was a Managing Director with Corporate Finance for Silicon Valley Bank, managing a portfolio of scaled technology companies, both public and privately held, in the Midwest region. Prior to Silicon Valley Bank, Ms. La Freniere was EVP, Head of Sales for an early-stage Chicago-based finance company where she managed a national sales team charged with originating asset-based loans for companies in the lower middle market. Her responsibilities there included hiring and training team members, developing strategy, originating deal flow, as well as reviewing, structuring and executing the team’s deal flow. She was also a member of the investment committee. Prior to the finance company, Ms. La Freniere led product development for Castle Pines Capital (CPC), a Denver-based technology finance company. Responsibilities included new product strategy working with the sales team to execute strategy and grow the business. The company was acquired by Wells Fargo and Ms. La Freniere worked on the integration with the bankers to learn the product and accelerate getting to market. Prior to CPC, Ms. La Freniere led referral source originations at Wells Fargo Capital Finance in the Midwest. In that role, she originated and closed over $1.5 billion in commitments; primarily first lien asset-based loan structures with a smaller subset of recurring revenue software loans. Ms. La Freniere was a private debt placement advisor for 10 years with the Dutch bank ABN Amro, and Mesirow Financial, a Chicago-based boutique investment bank. Ms. La Freniere began her career in the credit and sales training program at Norwest Bank (now Wells Fargo). Heather received a Bachelor’s Degree in Finance & International Business from the University of Wisconsin-Madison and an MBA in Finance from the Carlson School of Management at the University of Minnesota.

Board Leadership Structure

The Board monitors and performs an oversight role with respect to the Company’s business and affairs, including with respect to the Company’s investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of the Company’s service providers. Among other things, the Board approves the appointment of the Investment Adviser and officers, reviews and monitors the services and activities performed by the Investment Adviser and executive officers and approves the engagement and reviews the performance of the Company’s independent registered public accounting firm.

Under the Bylaws, the Board may designate a Chairperson, by majority vote of the Trustees, to preside over the meetings of the Board and meetings of the Shareholders and to perform such other duties as may be assigned to him/her by the Board. The Company does not have a fixed policy as to whether the Chairperson of the Board should be an Independent Trustee. This allows the Company to maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in the Company’s and Shareholders best interests at such times.

Presently, Mr. Gottfried serves as the Chairperson of the Board. Mr. Gottfried is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is a principal of the Investment Adviser. The Company believes that Mr. Gottfried’s extensive knowledge of the investment advisory industry, including the venture debt investment industry, qualifies him to serve as the Chairperson of the Board. The Company believes that it is best served through this existing leadership structure, as Mr. Gottfried’s relationship with the Investment Adviser provides an effective liaison and encourages an open dialogue between management and the Board, enabling both groups to act with a common purpose.

The Board does not have a lead Independent Trustee. The Company is aware of the potential conflicts that may arise when a non-Independent Trustee is Chairperson of the Board, but believes these potential conflicts are mitigated by the Company’s strong corporate governance practices. The Company’s corporate governance practices include regular meetings of the Independent Trustees in executive session without the presence of Interested Trustees and management, the establishment of an Audit Committee, which is comprised solely of Independent Trustees, and the appointment of a Chief Compliance Officer, with whom the Independent Trustees meet without the presence of Interested Trustees and other members of management, for administering the Company’s compliance policies and procedures. The Company recognizes that different board leadership structures are appropriate for companies in different situations. The Company intends to re-examine its corporate governance policies on an ongoing basis to ensure that they continue to meet the Company’s needs.

Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (b) active monitoring by the Chief Compliance Officer and of the Company’s compliance policies and procedures and related reporting to the Board.

As described below in more detail under “Committees of the Board of Trustees,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, the Company’s valuation process, the Company’s systems of internal controls regarding finance and accounting and audits of the Company’s financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the Company’s compliance policies and procedures and the Company’s service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the Company’s compliance policies and procedures and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

The Company believes that the Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which the Company is already subject as a BDC. As a BDC, the Company is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Company’s ability to incur indebtedness is limited such that its asset coverage generally must equal at least 150% immediately after each time the Company incurs indebtedness. In addition, the Company generally must invest at least 70% of its total assets in “qualifying assets” and the Company is generally limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its controlled affiliates currently has an investment, or to make any co-investments with the Investment Adviser or any of its affiliates, including funds managed by the Investment Adviser or its affiliates, subject to certain exceptions.

The Company recognizes that different board roles in risk oversight are appropriate for companies in different situations. The Company intends to re-examine the manner in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet the Company’s needs.

Committees of the Board of Trustees

The Board has established an Audit Committee and Nominating and Corporate Governance Committee and may establish additional committees in the future. The Company requires each Trustee to make a diligent effort to attend all Board and committee meetings as well as each meeting of the Shareholders. To the extent permitted by applicable laws and regulations, Board and committee meetings may be conducted telephonically or by video conference.

Audit Committee

The Audit Committee is comprised of Frank Roedl, John Loverro and Robert Vedra, each of whom is an Independent Trustee. Frank Roedl serves as the Chair of the Audit Committee. Frank Roedl meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Board has designated Frank Roedl as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K. The Audit Committee operates pursuant to the charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope, and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and financial statements. The Audit Committee will be primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Frank Roedl, John Loverro and Robert Vedra, each of whom is an Independent Trustee. John Loverro serves as the Chair of the Nominating and Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to the charter approved by the Board. The Nominating and Corporate Governance Committee will be responsible for selecting, researching, and nominating qualified nominees to be elected to the

Board by the Shareholders, selecting qualified nominees to fill any vacancies on the Board or a committee of the Board (consistent with criteria approved by the Board), developing and recommending to the Board a set of corporate governance principles applicable to the Company and overseeing the evaluation of the Board and management.

Nomination of Trustees

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board implemented since the filing of the Company’s Registration Statement on Form 10.

Code of Business Conduct

The Company has adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as every officer, director and employee of the Company. A copy of the code is filed as an exhibit to this Annual Report.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our trustees, officers, and employees, that is designed to promote compliance with insider trading laws, rules, and regulations. The policy is filed as Exhibit 19 to this Annual Report

Item 11. Executive Compensation.

Compensation of Executive Officers

None of the Company’s officers receive direct compensation from the Company. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or other affiliates of the Investment Adviser or the Administrator, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment and administrative operations are managed by the Investment Adviser and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Investment Adviser or its affiliates.

Compensation of Independent Trustees

The Independent Trustees’ annual fee is $50,000 (prorated for any partial year). The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting and each committee meeting attended. No compensation is paid to Trustees who are “interested persons” with respect to the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. The Chair of the Audit Committee is paid an additional $2,000 annually (prorated for any partial year).

The table below sets forth the compensation received by each trustee from the Company for service during the fiscal year ended December 31, 2025:

Name of Trustee	Fees Earned and Paid in Cash by the Company[1]	Total Compensation from the Company
John Loverro	$50,000	$50,000
Frank E. Roedl	52,000	52,000
Robert Vedra	50,000	50,000

(1)
The Company does not maintain a stock or option plan, non-equity incentive plan or pension plan for the Independent Trustees.

Compensation Committee

The Company does not have a Compensation Committee because none of the Company’s officers receive direct compensation from the Company and the compensation of the Company’s independent trustees is determined and approved by a full Board.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 17, 2026, information with respect to the beneficial ownership of our Common Shares by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our Trustees and each executive officer; and
•
all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.

The percentage of beneficial ownership is based on 5,225,953 shares outstanding as of March 17, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to the Common Shares beneficially owned by such shareholder.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

		Common Shares Beneficially Owned
Name and Address(1)	Type of ownership	Number	Percentage
Interested Trustees
Tim A. Gottfried(2)	Indirect	500	*
Mark Buffington	Direct	14,004	*
Independent Trustees
John Loverro	N/A	-	-
Frank E. Roedl	Direct	6,002	*
Robert Vedra	Direct	10,003	*
Executive Officers
Todd Knudsen	Direct	1,999	*
Heather La Freniere(2)	Indirect	500	-
All Trustees and officers as a group (7 persons)(1)		33,008

* Less than 1%

(1)
The address for each of the Company’s officers and Trustees is c/o LAGO Asset Management, LLC, 10 S. Wacker Drive, Suite 3540, Chicago, Illinois 60606.
(2)
In conjunction with the Company’s formation, the Investment Adviser purchased $25,000 in Shares of the Company. The Shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Mr. Gottfried and Ms. La Freniere are each a control person of the Investment Adviser and, accordingly, control the Investment Adviser’s Shares of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has adopted policies and procedures for the review and approval of transactions with related persons as defined under Item 404 of Regulation S-K. As a BDC, the 1940 Act generally restricts the Company’s ability to participate in transactions with persons affiliated with the Company, including its officers, trustees and employees and any person controlling or under common control with the Company.

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with the Investment Adviser. Pursuant to the Investment Advisory Agreement, the Company has agreed to pay the Investment Adviser a management fee and incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Investment Adviser will be determined.

Mr. Gottfried, an Interested Trustee and the Company’s CEO also serves as the Chief Executive Officer, Chief Investment Officer, and a Managing Partner of the Investment Adviser. Heather La Freniere, the Company’s Chief Operating Officer, also serves as the Chief Operating Officer and a Managing Partner of the Investment Adviser. Mr. Gottfried and Ms. La Freniere each have a direct ownership interest in the Investment Adviser.

The Investment Advisory Agreement was most recently approved by the Board of Trustees, including a majority of the independent trustees, on March 3, 2025. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for an initial two year period followed by successive annual periods, subject to annual approval by the Board of Trustees, or by the holders of a majority of the Company’s outstanding voting securities in accordance with the requirements of the 1940 Act, and, in each case, a majority of the independent trustees. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

During the fiscal year ended December 31, 2025, Milestone 1 was achieved and the Company reimbursed the Investment Adviser in the amount of $100,000.

License Agreement

The Company has entered into the License Agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted the Company a non-exclusive, royalty-free license to use the name “LAGO” and the associated logo pursuant to a license agreement. Under this agreement, the Company has a right to use the LAGO name and logo for so long as LAGO Asset Management, LLC remains the Investment Adviser. Other than with respect to this limited license, the Company has no legal right to the “LAGO” name or logo.

Conflicts Relating to Investment Adviser Affiliates

Various potential and actual conflicts of interest may arise from the overall investment activities of the Investment Adviser and its affiliates for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts but is not intended to be an exhaustive list of all such conflicts.

The Investment Adviser, its affiliates, partners, and employees (collectively, “LAGO Affiliates”) may engage in any other business and furnish investment management and advisory services and other types of services to others which may include, without limitation, serving as investment manager or sponsor of other collective investment vehicles or managed accounts that acquire interests in or otherwise deal in securities or other investments that would be suitable investments for the Company. LAGO Affiliates furnish investment management or advisory services to other persons with investment policies similar or different to those of the Company. Such persons may own securities or other instruments of the same class or type or which may be senior to those held by the Company, and they have incentives, financial or otherwise, to favor certain accounts or vehicles over others. There is no assurance that accounts with similar strategies or investment objectives will hold the same investments or perform in a similar manner. This and other future activities of LAGO Affiliates may give rise to additional conflicts of interest.

Situations may occur where the Company could be disadvantaged because of the investment activities conducted by LAGO Affiliates for other investment accounts. LAGO Affiliates may face conflicts of interest in managing the underlying investments, to the extent that an investment decision that benefits one fund or account (including the Company) may disadvantage another. For example, it may be in the best interest of a co-investing fund or account to sell an investment while being in the best interest of the Company to continue to hold it (and vice versa). In addition, investments by the Company alongside other funds may result in the incurrence of additional investment expense and delays as a result of the greater structural complexity faced by LAGO Affiliates in seeking to address the needs of multiple funds and/or accounts, which may have investment objectives and/or sensitivities that conflict or are otherwise at odds with one another.

Subject to 1940 Act restrictions, from time to time, LAGO Affiliates may acquire for other investment accounts, or for their own account or the accounts of employees, securities or other financial instruments of an issuer which are senior or junior to securities or financial instruments of the same issuer that are held by, or acquired for, the Company and, in such capacity, may have interests that are adverse or different to those of the Company. Additionally, the differing investment programs and projected investment horizons of the Company and the investment accounts managed by LAGO Affiliates may result in the Company taking positions in securities that conflict with positions in such securities taken by Other Accounts managed by LAGO Affiliates, including variations in timing of transactions in such securities and the simultaneous holding by the Company and Other Accounts of LAGO Affiliates of long and short positions relating to the same security. LAGO Affiliates may have ongoing relationships with issuers whose securities or assets are held by or are being considered for the Company. Due to their various activities, any of the LAGO Affiliates may be in possession of confidential information or material, non-public information or be otherwise restricted from effecting transactions for the Company that otherwise might have been initiated. At times, LAGO Affiliates, in an effort to avoid such restrictions, may elect not to receive information, even if advantageous to the Company, that other market participants or counterparties have received or are eligible to receive.

Conflicts Relating to the Purchase and Sale of Investments

Co-Investment Relief

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

On July 21, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for co-investment relief by the SEC based on an updated model of co-investment order that recently granted by the SEC (the "Order"). The Order supersedes the prior exemptive order granted on April 23, 2025. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Investment Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act , must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Allocation of Investment Opportunities

Other than the LAGO Affiliates that applied for exemptive relief, none of the LAGO Affiliates is under any obligation to offer investment opportunities of which it becomes aware to the Company or to account to the Company or share with the Company or inform the Company of any investments before offering investments to other funds or accounts that LAGO Affiliates manage or advise. Furthermore, LAGO Affiliates may make an investment on behalf of any account they manage or advise without offering the investment opportunity to, or making any investment on behalf of, the Company, and LAGO Affiliates may make an investment on their own behalf without offering the investment opportunity to the Company. Affirmative obligations exist or may arise in the future, whereby LAGO Affiliates are obligated to offer certain investments to funds or accounts that LAGO Affiliates manage or advise before or without LAGO Affiliates offering those investments to the Company. In addition, the Investment Adviser may make investments on behalf of the Company in securities or other assets that it has declined to invest in for its own account, the account of any of its affiliates, or the account of its other clients.

If it is determined that the amount of an investment opportunity exceeds the amount the Investment Adviser determines would be appropriate for the Company, such excess may be offered to one or more co-investors on such terms and conditions as the Investment Adviser determines. Such purchases or investments may be at the same price as the Company acquires its investment, even though such price may not otherwise have been available to the co-investor absent the Company’s investment or the Company could have received additional fees, payments or benefits through sales to other third parties.

In the event the Investment Adviser determines to offer an investment opportunity to co-investors, there can be no assurance that the Investment Adviser will be successful in offering a co-investment opportunity to a potential co-investor, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that the co-investment will take place on the terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to the syndication of the co-investment will not be substantial. In the event that the Investment Adviser is not successful in offering a co-investment opportunity to potential co-investors, in whole or in part, the Company may consequently hold a greater concentration and have exposure in the related investment opportunity than was initially intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto.

As a BDC, the Company is limited in its ability to invest in any portfolio company in which an affiliates’ other client has an investment. The Company is also limited in its ability to co-invest in a portfolio company with the Investment Adviser or one or more of its respective affiliates. Some of these co-investments are only permitted pursuant to reliance on previous no-action letters or an exemptive order from the SEC. The Company, the Investment Adviser and certain of their affiliates have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with investment funds, accounts and investment vehicles managed by the Investment Adviser in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Allocation of Fees and Expenses

LAGO Affiliates will also face conflicts of interest with respect to allocations of expenses among the Company, other funds and accounts, and the Investment Adviser. When the Company co-invests alongside other Investment Adviser funds or accounts in an investment, it is expected that the fees and expenses incurred in connection with such investment to the participating investing vehicles will be allocated pro rata based on their investment size. However, if the transaction is abandoned or otherwise ultimately not consummated, fees and expenses incurred in connection with such “broken deal” will be allocated among the Company and the other investment vehicles that were considering the investment based on the expected participation levels of the investing funds and/or accounts. This determination is necessarily subjective, especially when a transaction is terminated at a particularly early stage. LAGO Affiliates will also face conflicts of interests in determining how to allocate costs and expenses incurred for the benefit of more than one Investment Adviser fund and/or account or Investment Adviser, itself (e.g., expenses incurred in obtaining, developing or maintaining technology systems and other software and expenses of firm-wide insurance policies). The aggregate costs of these items are allocated across the applicable funds in a manner the Investment Adviser determines to be reasonable and fair to all parties.

Conflicts Relating to the Investment Adviser

Investment Adviser Ownership and Personnel

The Investment Adviser’s professional staff will devote such time and effort in conducting activities on behalf of the Company as the Investment Adviser reasonably determines appropriate to perform its duties to the Company. However, the Investment Adviser’s employees or associated persons, including the Investment Team, serve, or may serve, as officers, Trustees, members, or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds, accounts, or investment vehicles managed by the Investment Adviser and/or its affiliates. Both Mr. Buffington and the Administrator are minority equity owners in the Investment Adviser and accordingly are entitled to profit interests in the Investment Adviser. Accordingly, this relationship may create a conflict of interest for the Administrator and its personnel due to the ownership in the Investment Adviser.

Certain Business Relationships

Certain of our current trustees and officers are directors or officers of the Investment Adviser.

Trustee Independence

As a BDC, the 1940 Act requires that at least a majority of our trustees not be “interested persons” of us or the Adviser as defined in Section 2(a)(19) of the 1940 Act. The Board uses the definition of “interested person” in Section 2(a)(19) of the 1940 Act in determining the independence of trustees. Our Board has determined that each of our trustees, other than Tim Gottfried and Mark Buffington, is independent under the 1940 Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate audit fees billed or expected to be billed by Ernst & Young LLP (PCAOB ID No. 42) for the year ended December 31, 2025 was $295,000.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services, including out-of-pocket expenses, that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP for the year ended December 31, 2025.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

Tax Fees

The aggregate tax fees billed or expected to be billed by Ernst & Young LLP for the year ended December 31, 2025 was $100,000.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

All Other Fees

No fees were billed or are expected to be billed by Ernst & Young LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Tax Fees” above, for the year ended December 31, 2025.

No other fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

Aggregate Non-Audit Fees

No non-audit fees were billed or are expected to be billed to the Investment Adviser and service affiliates by Ernst & Young LLP for non-audit services for the year ended December 31, 2025. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor (the “Independent Auditor”) in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted policies and procedures, which set forth the conditions and procedures governing the pre-approval services that the Independent Auditor proposes to provide.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided in accordance with adopted policies and procedures. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the policies and procedures. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements – Refer to Item 8 starting on page 65.
(2)
Financial Statement Schedules – None
(3)
Exhibits

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 3, 2025, by and between the Company, LAGO Evergreen Credit, LLC and the Legacy Fund Members (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, filed on March 3, 2025).

3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on March 3, 2025).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on March 3, 2025).
4.1*	Subscription Agreement
4.2*	Description of Securities
10.1

Investment Advisory Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form 10, filed on March 3, 2025).

10.2

Administration and Fund Services Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on March 3, 2025).

10.3

Expense Support and Conditional Reimbursement Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, filed with the SEC on March 3, 2025).

10.4

License Agreement, dated as of March 3, 2025 by and between the Company and the Investment Adviser (incorporated by reference to the Company’s Registration Statement on Form 10, filed on March 3, 2025).

10.5

Transfer Agent Services Agreement between the Company and Ultimus Fund Solutions (incorporated by reference to Exhibit 10.3 to Pre-Effective No. 1 to the Company’s Registration Statement on Form 10, filed on April 17, 2025).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Pre-Effective No. 1 to the Company’s Registration Statement on Form 10, filed on April 17, 2025).
10.7	Custody Agreement (incorporated by reference to Exhibit 10.5 to Pre-Effective No.1 to the Company’s Registration Statement on Form 10, filed on April 17, 2025).
10.8	Loan Servicing Agreement, dated May 5, 2025, by and between the Company and Alter Domus (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 8, 2025).
10.9

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

10.10

Third Amendment to the Loan and Security Agreement, dated December 12, 2025, by and between LAGO Evergreen SPE, LLC, as Borrower, the Company, as Servicer and as Originator, LAGO Asset Management, LLC, as Investment Manager, KeyBank National Association, as Syndication Agent, as Agent for the Lenders and as the initial Lender and Axos Bank, as a new Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2025).

14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAGO Evergreen Credit

	By:	/s/ Tim Gottfried
Name: Tim Gottfried
Title: Chairman of the Board and Chief Executive Officer
Date: March 17, 2026

LAGO Evergreen Credit

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer and Chief Compliance Officer
Date: March 17, 2026

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 17, 2026.

Signatures		Title	Date

By:	/s/ Tim Gottfried	Chief Executive Officer and Chairman of the Board of Trustees	March 17, 2026
Tim Gottfried

By:	/s/ Mark Buffington	Trustee	March 17, 2026
Mark Buffington

By:	/s/ John Loverro	Trustee	March 17, 2026
John Loverro

By:	/s/ Frank E. Roedl	Trustee	March 17, 2026
Frank E. Roedl

By:	/s/ Robert Vedra	Trustee	March 17, 2026
Robert Vedra