Form 10-Q
period 2026-03-31
LAGO Evergreen Credit
filed 2026-05-07
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2026, the registrant had 5,632,045 shares of beneficial interest, $0.01 par value per share, outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	1

Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through March 31, 2025 (unaudited)	2

Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through March 31, 2025 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and for the period from March 3, 2025 (“Commencement of Operations”) through March 31, 2025 (unaudited)	4

Consolidated Schedules of Investments as of March 31, 2026 (unaudited) and December 31, 2025	5

Notes to Consolidated Financial Statements (unaudited)	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION	55

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities.	55

Item 4. Mine Safety Disclosures.	55

Item 5. Other Information.	55

Item 6. Exhibits.	56

SIGNATURES	57

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
•
the disruption of global shipping activities;
•
the ability to qualify for and maintain tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•
the impact of geo-political conditions, including those arising in the Middle East and South America and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest; and
•
other risks, uncertainties, and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAGO Evergreen Credit

Consolidated Statements of Assets and Liabilities

	March 31, 2026
	(unaudited)	December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $187,368,547 and $183,757,969 at March 31, 2026 and December 31, 2025, respectively)	$187,979,431	$185,613,878
Cash and cash equivalents	513,969	571,695
Restricted cash	2,316,377	2,708,324
Interest receivable	1,917,750	1,899,745
Prepaid expenses and other assets	110,173	87,402
Total assets	$192,837,700	$190,881,044
Liabilities
Line of credit (net of deferred financing costs of $1,484,207 and $1,552,114 at March 31, 2026 and December 31, 2025, respectively)	$51,430,863	$65,243,355
Base Management Fees payable	708,017	583,413
Income Incentive Fees payable	1,193,158	691,016
Capital Gains Incentive Fees payable	122,177	371,182
Accrued Board of Trustees’ fees	38,000	38,000
Accrued audit and tax fees	268,000	233,999
Organizational costs payable to the Investment Adviser	-	68,975
Offering costs payable to the Investment Adviser	-	31,025
Accrued interest	342,023	402,209
Accrued expenses and other liabilities	162,983	153,114
Distribution payable	4,807,876	3,937,553
Total liabilities	$59,073,097	$71,753,841
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (5,225,953 and 4,687,563 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	52,260	46,876
Paid-in-capital in excess of par value	131,211,257	117,536,141
Total distributable earnings (loss)	2,501,086	1,544,186
Total net assets	133,764,603	119,127,203
Total liabilities and net assets	$192,837,700	$190,881,044
Net asset value per share	$25.60	$25.41

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2026	For the period March 3, 2025 (“Commencement of Operations”) through March 31, 2025

Investment income:
From non-controlled / non-affiliated investments:
Interest income	$9,382,445	$807,824
Paid-in-kind interest income	114,020	1,516
Fee income	720,000	-
Other interest income	28,211	38,429
Total investment income	10,244,676	847,769
Expenses:
Interest expense and other debt fees	1,182,399	84,423
Base Management Fees	708,017	57,458
Income Incentive Fees	1,193,158	74,240
Capital Gains Incentive Fees	(249,005)	(2,262)
Professional fees	239,097	139,096
Board of Trustees’ fees	39,580	38,000
Administration fees	52,068	23,329
Amortization of deferred offering costs	15,513	-
Other general and administrative expenses	54,048	10,516
Total expenses	3,234,875	424,800
Net investment income (loss)	7,009,801	422,969
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(1,245,025)	(11,309)
Net realized and unrealized gain (loss) on investments	(1,245,025)	(11,309)
Net increase (decrease) in net assets resulting from operations	$5,764,776	$411,660

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the period March 3, 2025 (“Commencement of Operations”) through March 31, 2025	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541	-	68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	422,969	422,969
Net change in unrealized gain (loss) on investments	-	-	-	(11,309)	(11,309)
Distributions declared to shareholders	-	-	-	(381,308)	(381,308)
Total increase for the period from the Commencement of Operations through March 31, 2025	-	-	—	30,352	68,096,119
Balance at March 31, 2025	2,723,631	$27,236	$68,063,531	$30,352	$68,121,119

	Common Shares
For the Three Months Ended March 31, 2026	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at December 31, 2025	4,687,563	$46,876	$117,536,141	$1,544,186	$119,127,203
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	7,009,801	7,009,801
Net change in unrealized gain (loss) on investments	-	-	-	(1,245,025)	(1,245,025)
Distributions declared to shareholders	-	-	-	(4,807,876)	(4,807,876)
Issuance of common shares	538,390	5,384	13,675,116	-	13,680,500
Total increase for the Three Months Ended March 31, 2026	538,390	5,384	13,675,116	956,900	14,637,400
Balance at March 31, 2026	5,225,953	$52,260	$131,211,257	$2,501,086	$133,764,603

1 See Note 1 – Organization for further information related to the Formation Transaction.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2026	For the period March 3, 2025 (“Commencement of Operations”) through March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,764,776	$411,660
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	1,245,025	11,309
Paid-in-kind interest income	(114,020)	(1,516)
Non-cash fee income	(720,000)	—
Amortization of deferred financing costs	109,272	21,252
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	(11,093,668)	(12,837,500)
PIK Received	66,100	—
Net accretion of discounts and amortization of premiums on investments	(2,690,058)	(175,309)
Proceeds from loan repayments on investments in portfolio companies	10,941,068	109,375

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	—	27,586,601
(Increase) decrease in interest receivable	(18,005)	48,466
(Increase) decrease in prepaid expenses and other assets	(22,771)	(58,899)
Increase (decrease) in Base Management Fees payable	124,604	(31,691)
Increase (decrease) in Income Incentive Fees payable	502,142	(22,598)
Increase (decrease) in Capital Gains Incentive Fees payable	(249,005)	(2,262)
Increase (decrease) in accrued audit and tax fees	34,001	3,000
Increase (decrease) in organizational costs payable to the Investment Adviser	(68,975)	—
Increase (decrease) in offering costs payable to Adviser	(31,025)	—
Increase (decrease) in accrued Board of Trustees’ fees	—	38,000
Increase (decrease) in accrued interest	(60,186)	14,234
Increase (decrease) in accrued expenses and other liabilities	9,869	229,970
Net cash provided by (used in) operating activities	3,729,144	15,344,092

Cash flows from financing activities:
Payment of deferred financing costs	(41,365)	(1,275,142)
Gross borrowings on line of credit	15,500,000	13,000,000
Repayments of line of credit	(29,380,399)	—
Proceeds from issuance of common shares	13,680,500	—
Distributions paid	(3,937,553)	(832,648)
Net cash provided by (used in) financing activities	(4,178,817)	10,892,210

Net change in cash, cash equivalents and restricted cash	(449,673)	26,236,302
Cash, cash equivalents and restricted cash, beginning of period	3,280,019	25,000
Cash, cash equivalents and restricted cash, end of period	$2,830,346	$26,261,302

Supplemental Disclosure of Cash-Flow Information
Distribution declared during the period	$4,807,876	$381,308
Cash paid for interest	1,133,313	23,074
Issuance of common shares in connection with the Formation Transaction[1]	—	68,065,767

1 On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedules of Investments

March 31, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
FlavorCloud, Inc.	Second lien senior secured term loan	SOFR + 10.5%	10/24/2028	$1,500,000	$1,464,067	$1,464,067
Pensa Systems Inc.	First lien senior secured term loan	SOFR + 8.0%, 1.0% PIK	12/11/2028	2,808,643	2,667,416	2,667,416
SER Holdco, Inc. d/b/a SE Ranking	Second lien senior secured term loan	SOFR + 8.0%	11/30/2028	6,000,000	5,909,770	5,909,770
Sub-total: Application Software				10,308,643	10,041,253	10,041,253	7.51%
Automotive Services
Stress Free Auto Care, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/1/2029	1,200,000	1,164,545	1,155,600
Stress Free Auto Care, Inc.	Delayed draw term loan	SOFR + 7.5%	2/23/2030	800,000	761,457	770,402
Sub-total: Automotive Services				2,000,000	1,926,002	1,926,002	1.44%
Business Services
ADG Technology Inc dba Carry 1st	First lien senior secured term loan	SOFR + 8.0	3/25/2030	3,000,000	2,924,076	2,924,076
CoreX, Inc.	First lien senior secured term loan	SOFR + 7.5%, 1.5% PIK	12/19/2029	5,008,938	4,920,624	4,920,624
CoreX, Inc. (l)	First lien senior secured term loan - Revolver	SOFR + 7.0%	12/19/2029	-	(116)	(116)
Energize Holdings Inc dba Exos	First lien senior secured term loan	SOFR + 8.0%	10/24/2029	16,000,000	15,738,920	15,738,920
SNA, Inc. dba Safety Net Access	First lien senior secured term loan	SOFR + 8.0%	11/20/2028	2,100,000	1,951,186	1,951,186
Sub-total: Business Services				26,108,938	25,534,690	25,534,690	19.09%
Consumer Finance
Atlas Exploration, Inc.	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,988,089	1,988,089
Atlas Exploration, Inc.	Delayed draw term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,987,535	1,987,535
Sub-total: Consumer Finance				4,000,000	3,975,624	3,975,624	2.97%
Consumer Services
Milk + Honey Holdings LLC	First lien senior secured term loan	SOFR + 7.0%	7/11/2028	2,400,000	2,200,384	2,200,384
Sub-total: Consumer Services				2,400,000	2,200,384	2,200,384	1.64%
Data Processing
Crusoe Energy Systems (k)	First lien senior secured term loan - Tranche II	15% fixed	11/13/2029	4,227,208	4,296,470	4,296,470
Crusoe Energy Systems (k)	First lien senior secured term loan - Tranche III	13% fixed	11/13/2029	3,482,471	3,570,209	3,570,209
Sub-total: Data Processing				7,709,679	7,866,679	7,866,679	5.88%
Ecommerce – Apparel
Pant Saggin, LLC dba PSD Underwear	First lien senior secured term loan	SOFR + 6.5%	10/9/2027	11,250,000	11,121,328	11,121,328
Sub-total: Ecommerce – Apparel				11,250,000	11,121,328	11,121,328	8.31%
Ecommerce – CPG
Beach House Group Global LLC	First lien senior secured term loan	SOFR + 8.25%, 1.75% PIK	7/28/2027	10,930,358	10,275,705	10,793,520
Coravin, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/29/2029	7,000,000	6,791,923	6,791,923
Sub-total: Ecommerce – CPG				17,930,358	17,067,628	17,585,443	13.15%
Education
Galileo Learning LLC	First lien senior secured term loan	SOFR + 8.5%	11/25/2027	6,000,000	5,894,366	5,894,366
Galileo Learning LLC	Delayed draw term loan	SOFR + 8.5%	11/25/2027	2,000,000	1,967,387	1,967,387
Sub-total: Education				8,000,000	7,861,753	7,861,753	5.88%

LAGO Evergreen Credit

Consolidated Schedules of Investments

March 31, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Food & Beverage
Epigenetics Labs d/b/a Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	$2,887,500	$2,875,000	$2,938,650
Sub-total: Food & Beverage				2,887,500	2,875,000	2,938,650	2.20%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 8.5%	9/30/2026	3,760,000	3,684,115	3,684,115
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2026	8,093,750	7,648,522	7,693,109
Sub-total: Health & Wellness				11,853,750	11,332,637	11,377,224	8.51%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 9.0%	10/22/2027	5,150,000	5,091,146	5,177,553
Sub-total: Technology – Aerospace				5,150,000	5,091,146	5,177,553	3.87%
Technology - Agriculture
CamoAg Inc.	First lien senior secured term loan	SOFR + 8.0%	12/26/2029	3,150,000	3,108,382	3,108,382
Sub-total: Technology – Agriculture				3,150,000	3,108,382	3,108,382	2.32%
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	3,000,000	2,826,771	2,826,771
Roq.Ad, Inc. (i)(k)	First lien senior secured term loan	SOFR + 8.25%	2/27/2029	4,504,672	4,444,864	4,337,111
Roq.Ad, Inc. (i)(k)	Delayed draw term loan	SOFR + 8.25%	2/27/2029	1,000,000	990,875	966,955
Roq.Ad, Inc. (i)(k)	Uncommitted Accordion	SOFR + 8.25%	2/27/2029	6,000,000	5,885,094	5,741,571
Tulip.IO, Inc. (i)(k)	First lien senior secured term loan	PRIME + 4.0%, 2.0% PIK	11/4/2028	1,023,872	1,023,872	1,023,872
Sub-total: Technology – Business				15,528,544	15,171,476	14,896,279	11.14%
Technology – Communication
Kudo, Inc.	First lien senior secured term loan	SOFR + 7.0%	7/25/2028	2,800,000	2,692,057	2,692,057
Sub-total: Technology – Communication				2,800,000	2,692,057	2,692,057	2.01%
Technology - Consumer
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	4,000,000	3,799,296	3,552,565
Hearth Display, Inc.	Delayed draw term loan	SOFR + 8.0%	9/12/2027	2,000,000	1,529,552	1,776,283
Sub-total: Technology - Consumer				6,000,000	5,328,848	5,328,848	3.98%
Technology – Cybersecurity
1touch.IO Inc.	First lien senior secured term loan	SOFR + 7.5%	9/3/2029	4,000,000	3,827,038	3,827,038
Cybery Sepio Systems LTD dba Sepio Systems Inc.	First lien senior secured term loan	SOFR + 7.0%, 1.0% PIK	10/10/2029	3,014,445	2,936,658	2,936,658
ThreatER, Inc.	First lien senior secured term loan	SOFR + 7.75%	10/24/2029	2,700,000	2,538,457	2,538,457
Sub-total: Technology – Cybersecurity				9,714,445	9,302,153	9,302,153	6.95%
Technology – Health & Wellness
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 9.5%	2/25/2028	3,000,000	2,762,914	2,686,150
Tapestry Management Services Inc.	First lien senior secured term loan	SOFR + 8.0%, 0.75% PIK	8/15/2029	6,330,119	6,223,806	6,223,806
Sub-total: Technology – Health & Wellness				9,330,119	8,986,720	8,909,956	6.66%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	13,000,000	12,144,531	12,144,531
Sub-total: Technology – Marketplace				13,000,000	12,144,531	12,144,531	9.08%

LAGO Evergreen Credit

Consolidated Schedules of Investments

March 31, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	$3,120,000	$2,975,208	$2,975,208
Stake Network Inc	First lien senior secured term loan	SOFR + 8.25%	2/6/2029	1,250,000	1,222,124	1,222,124
Sub-total: Technology – Property				4,370,000	4,197,332	4,197,332	3.14%
Transportation
Spotter Labs Inc.	First lien senior secured term loan	SOFR + 7.0%	10/2/2029	10,500,000	10,356,154	10,356,154
Sub-total: Transportation				10,500,000	10,356,154	10,356,154	7.74%

Total: Debt Investments				$183,991,976	$178,181,777	$178,542,275	133.47%

LAGO Evergreen Credit

Consolidated Schedules of Investments

March 31, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Equity Investments
Application Software
FlavorCloud, Inc.	Warrants	10/24/2025	60,050	Series B-1 Preferred Stock	10/24/2035	$19,500	$19,500
Pensa Systems Inc.	Warrants	12/11/2025	182,970	Common Stock	12/11/2035	115,080	115,080
SER Holdco, Inc. d/b/a SE Ranking	Warrants	6/3/2025	32	Common Stock	6/3/2035	58,144	40,714
Sub-total: Application Software						192,724	175,294	0.13%
Automotive Services
Stress Free Auto Care, Inc.	Warrants	7/1/2025	32,036	Common Stock	7/1/2035	63,200	63,200
Sub-total: Automotive Services						63,200	63,200	0.05%
Business Services
ADG Technology Inc dba Carry 1st	Warrants	3/25/2026	86,181	Preferred Stock	3/25/2036	46,189	46,189
CoreX, Inc.	Warrants	12/19/2025	62,147	Series A-2 Units	12/19/2035	45,100	45,100
Energize Holdings Inc dba Exos	Warrants	10/24/2025	489,217	Series B Preferred Stock	10/24/2035	52,800	52,800
Sub-total: Business Services						144,089	144,089	0.11%
Consumer Finance
Atlas Exploration, Inc.	Warrants	6/3/2025	9,584	Series B-2 Preferred Stock	6/3/2035	6,429	47,761
Atlas Exploration, Inc.	Warrants	7/22/2025	9,584	Series B-2 Preferred Stock	6/3/2035	6,429	47,761
Sub-total: Consumer Finance						12,858	95,522	0.07%
Consumer Services
Milk + Honey Holdings LLC	Warrants	7/11/2025	5,817	Series A Preferred Units	7/11/2035	214,589	214,589
Sub-total: Consumer Services						214,589	214,589	0.16%
Data Processing
AI Software, LLC d/b/a Capacity	Warrants	6/13/2025	520,033	Series E Common Units	6/13/2035	1,860,103	2,550,762
Sub-total: Data Processing						1,860,103	2,550,762	1.91%
Ecommerce – CPG
Beach House Group Global LLC	Warrants	7/28/2025	1,682	Series D Preferred Units	7/28/2035	662,086	519,940
Coravin, Inc.	Warrants	7/29/2025	408,451	Series D-1 Preferred Stock	7/29/2035	74,900	74,900
Sub-total: Ecommerce – CPG						736,986	594,840	0.44%
Education
Galileo Learning LLC	Warrants	3/3/2025	60	Common units	11/25/2034	52,008	3,999
Sub-total: Education						52,008	3,999	0.00%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	9/30/2034	196,874	335,438
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness						1,739,874	2,457,063	1.84%

LAGO Evergreen Credit

Consolidated Schedules of Investments

March 31, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	10/22/2034	$24,667	$210,906
Sub-total: Technology – Aerospace						24,667	210,906	0.16%
Technology - Agriculture
CamoAg Inc.	Warrants	12/26/2025	33,396	Series A-2 Preferred Stock	12/26/2035	13,024	13,024
Sub-total: Technology – Agriculture						13,024	13,024	0.01%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	12/23/2034	240,300	264,781
Roq.Ad, Inc. (i)(k)	Warrants	3/3/2025	371,446	Series A-1 Preferred stock	2/27/2035	163,637	211,722
Sub-total: Technology – Business						403,937	476,503	0.36%
Technology – Communication
Kudo, Inc.	Warrants	7/25/2025	(j)	Series A Preferred stock	7/25/2035	69,615	69,615
Sub-total: Technology – Communication						69,615	69,615	0.05%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	361,208	99,219
Hearth Display, Inc.	Warrants	6/12/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	690,005	150,783
Sub-total: Technology - Consumer						1,051,213	250,002	0.19%
Technology – Cybersecurity
1touch.IO Inc.	Warrants	9/3/2025	193,462	Ordinary Shares	9/3/2035	132,000	132,000
Cybery Sepio Systems LTD dba Sepio Systems Inc.	Warrants	10/10/2025	173,877	Ordinary Shares	10/10/2035	28,200	28,200
ThreatER, Inc.	Warrants	10/24/2025	2,659,625	Series A-3 Preferred Stock	10/24/2035	127,170	127,170
Sub-total: Technology – Cybersecurity						287,370	287,370	0.21%
Technology – Health & Wellness
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	2/25/2035	313,800	169,243
Sub-total: Technology – Health & Wellness						313,800	169,243	0.13%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	3/6/2035	1,164,801	819,223
WeMedia Shopping Network Holdings dba SuperOrdinary Equity (i)(k)	Equity	2/17/2026	358,516	Series C Preferred Stock	N/A	666,668	666,668
Sub-total: Technology – Marketplace						1,831,469	1,485,891	1.11%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	5/30/2035	158,400	158,400
Stake Network Inc	Warrants	2/6/2026	3,881	Series A Preferred Stock	2/6/2036	16,844	16,844
Sub-total: Technology – Property						175,244	175,244	0.13%

LAGO Evergreen Credit

Consolidated Schedules of Investments

March 31, 2026

(unaudited)

Total: Equity Investments			9,186,770	9,437,156	7.06%
Total Investments			$187,368,547	$187,979,431	140.53%

	Interest Rate	Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	3.60%	312,707	$312,707	$312,707	0.23%
Total Cash Equivalents			312,707	312,707	0.23%
Total Investments and Cash Equivalents			$187,681,254	$188,292,138	140.76%

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
d.
The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 3.65% as of March 31, 2026. The 3-month SOFR 30-day average reference rate was 3.68% as of March 31, 2026. The Prime Rate was 6.75% as of March 31, 2026.
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
i.
As of March 31, 2026, the Company has three foreign domiciled portfolio companies: Tulip.IO, Inc., based in Canada, Roq.Ad, Inc., based in Germany, and WeMedia Shopping Network Holdings dba SuperOrdinary Equity, based in the British Virgin Islands. In total, foreign domiciled portfolio investments represent 9.7% of total net asset value based on fair value.
j.
The Company has been issued warrants to purchase 0.12% of fully diluted shares.
k.
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on total asset value was 11.8% as of March 31, 2026.
l.
The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedules of Investments

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

Consolidated Schedules of Investments

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

Consolidated Schedules of Investments

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

Consolidated Schedules of Investments

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

Consolidated Schedules of Investments

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

Consolidated Schedules of Investments

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

The Company is managed by LAGO Asset Management, LLC (the “Investment Adviser”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board of Trustees (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Adviser oversees the Company and is responsible for making investment decisions with respect to the Company’s portfolio.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation up to an insurance limit. The Company sweeps excess cash into a money market treasury fund on a daily basis to reduce the risk that deposits at individual financial institutions exceed the Federal Deposit Insurance Corporation insurance limit. Cash equivalents in money market mutual funds are fair valued under the market approach through the use of quoted market prices in an active market, which is the net asset value ("NAV") of the funds, and are classified within Level 1 of the valuation hierarchy as further described below.

Restricted cash represents the amount of principal and interest collections that are contractually designated for repayment under the KeyBank Credit Agreement (as defined in Note 7 - Borrowings). This applies to all loans designated as part of the collateral pool under the KeyBank Credit Agreement, which includes all investments as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company held restricted cash of $2,316,377 and $2,708,324, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$513,969	$571,695
Restricted cash	2,316,377	2,708,324
Total cash, cash equivalents and restricted cash	$2,830,346	$3,280,019

Income Taxes

The Company qualifies and intends to elect to be treated as a RIC under Subchapter M of the Code commencing with its taxable period ending on December 31, 2025, and intends to comply with the requirements to qualify and maintain its status as a RIC annually. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company. The Company expects to meet the requirements to qualify as a RIC for the year ending December 31, 2026.

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

As of March 31, 2026 and December 31, 2025, no loans to portfolio companies were on non-accrual status.

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

The Company operates through a single operating and reporting segment with an investment objective to maximize total return generated from its portfolio, which the Company expects to include current income from its debt investments as well as capital appreciation from equity and equity-related investments such as warrants. The Company's focus will be primarily on floating rate senior secured term loan investments to U.S.-based lower middle market companies and to a lesser extent, equity investments. The Company’s chief operating decision maker (the “CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, and assessing the performance of the portfolio. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements in the current period and determined that there were no recently issued but not yet adopted accounting standards that have a material effect on the Company's financial statements.

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

The Company recorded the Base Management Fee expense of $708,017 for the three months ended March 31, 2026 and $57,458 for the period from the Commencement of Operations through March 31, 2025. The Company has recorded Base Management Fee payable of $708,017 and $583,413 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company recorded an Income Incentive Fee expense of $1,193,158 for the three months ended March 31, 2026 and $74,240 for the period from the Commencement of Operations through March 31, 2025. The total Income Incentive Fee payable was $1,193,158 and $691,016 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company recorded a reduction of the accrual for Capital Gains Incentive Fee expense of $249,005 for the three months ended March 31, 2026 and $2,262 for the period from the Commencement of Operations through March 31, 2025. The total Capital Gains Incentive Fee payable was $122,177 and $371,182 as of March 31, 2026, and December 31, 2025, respectively, which includes Capital Gains Incentive Fees payable acquired as part of the Formation Transaction.

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

As of March 31, 2026 and December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025. Milestone 2 was achieved as of January 2, 2026. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025 and January 1, 2026 for the achievement of Milestone 1 and Milestone 2, respectively. As of March 31, 2026, achievement of Milestone 3 was not deemed probable based on subscriptions from external subscribers, and therefore, is not recorded as a liability. As of and for the period ended March 31, 2026, $15,513 of deferred offering costs has been amortized and $38,782 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. As of and for the period from the Commencement of Operations through March 31, 2025, no deferred offering costs were amortized or recorded in prepaid expenses and other assets on the consolidated statements of assets and liabilities. No organizational and offering costs were incurred by the Company during the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025.

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

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company. All of the Company’s investments are deemed Non-Controlled / Non-Affiliated as of March 31, 2026 and December 31, 2025.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$167,832,732	$168,193,230	89.5%	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	10,349,045	10,349,045	5.5%	9,605,804	9,605,804	5.2%
Equity	666,668	666,668	0.3%	-	-	—
Warrants	8,520,102	8,770,488	4.7%	8,397,115	8,704,217	4.7%
Total	$187,368,547	$187,979,431	100.0%	$183,757,969	$185,613,878	100.0%

Refer to Note 5 – Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$10,233,977	$10,216,547	5.4%	$10,201,918	$10,184,487	5.5%
Automotive Services	1,989,202	1,989,202	1.0%	1,193,420	1,193,420	0.6%
Business Services	25,678,779	25,678,779	13.6%	22,648,734	22,648,734	12.2%
Consumer Finance	3,988,482	4,071,146	2.2%	3,985,680	3,996,494	2.2%
Consumer Services	2,414,973	2,414,973	1.3%	2,393,090	2,393,090	1.3%
Data Processing	9,726,782	10,417,441	5.5%	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,804,614	18,180,283	9.7%	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,121,328	11,121,328	5.9%	11,100,234	11,100,234	6.0%
Education	7,913,761	7,865,752	4.2%	7,892,849	7,854,920	4.2%
Food & Beverage	2,875,000	2,938,650	1.6%	2,983,750	3,047,400	1.6%
Health & Wellness	13,072,511	13,834,287	7.3%	13,025,430	14,062,825	7.6%
Technology – Aerospace	5,115,813	5,388,459	2.9%	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,121,406	3,121,406	1.7%	3,118,623	3,118,623	1.7%
Technology – Business	15,575,413	15,372,782	8.2%	15,529,561	15,554,042	8.4%
Technology – Communication	2,761,672	2,761,672	1.5%	2,750,038	2,750,038	1.5%
Technology – Consumer	6,380,061	5,578,850	3.0%	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	9,589,523	9,589,523	5.1%	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	9,300,520	9,079,199	4.8%	9,249,642	9,080,676	4.9%
Technology – Marketplace	13,976,000	13,630,422	7.3%	13,198,711	13,198,711	7.1%
Technology – Property	4,372,576	4,372,576	2.3%	2,402,326	2,402,326	1.3%
Transportation	10,356,154	10,356,154	5.5%	6,901,348	6,901,348	3.7%
Total	$187,368,547	$187,979,431	100.0%	$183,757,969	$185,613,878	100.0%

As of and for the three months ended March 31, 2026, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended March 31, 2026	Percentage of Total Assets as of March 31, 2026
AI Software, LLC d/b/a Capacity	26.2%	1.3%

As of December 31, 2025 and for the period from the Commencement of Operations through March 31, 2025, the Company had the following portfolio companies that individually accounted for 10% or more of the Company's aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for period from the Commencement of Operations through March 31, 2025	Percentage of Total Assets as of December 31, 2025
Youth Opportunity Investments, LLC	22.3%	5.2%
FanFixApp, LLC	19.4%	6.9%

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$168,193,230	$168,193,230
Second lien senior secured term loans	-	-	10,349,045	10,349,045
Equity	-	-	666,668	666,668
Warrants	-	-	8,770,488	8,770,488
Total investments before cash equivalents	$-	$-	$187,979,431	$187,979,431
Money market treasury fund	312,707	-	-	312,707
Total investments after cash equivalents	$312,707	$—	$187,979,431	$188,292,138

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$167,303,857	$167,303,857
Second lien senior secured term loans	-	-	9,605,804	9,605,804
Warrants	-	-	8,704,217	8,704,217
Total investments before cash equivalents	$-	$-	$185,613,878	$185,613,878
Money market treasury fund	370,052	-	-	370,052
Total investments after cash equivalents	$370,052	$—	$185,613,878	$185,983,930

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs:

	For the Three Months Ended March 31, 2026
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at December 31, 2025	$167,303,857	$9,605,804	$-	$8,704,217	$185,613,878
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	10,304,016	-	666,668	122,984	11,093,668
PIK received	(66,100)	-	-	-	(66,100)
Principal increase related to MOIC rollover	-	720,000	-	-	720,000
Paid-in-kind interest income	114,020	-	-	-	114,020
Proceeds from loan repayments on investments in portfolio companies	(10,941,068)	-	-	-	(10,941,068)
Net accretion of discounts and amortization of premiums on investments	2,666,817	23,241	-	-	2,690,058
Net change in unrealized gain (loss)	(1,188,312)	-	-	(56,713)	(1,245,025)
Total fair value of investments in portfolio companies at March 31, 2026	$168,193,230	$10,349,045	$666,668	$8,770,488	$187,979,431

	For the period from the Commencement of Operations through March 31, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at Commencement of Operations	$-	$-	$-	$-	$-
Investments in portfolio companies acquired from Legacy Fund	38,604,265	-	-	2,808,033	41,412,298
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	11,672,699	-	-	1,164,801	12,837,500
Paid-in-kind interest income	1,516	-	-	-	1,516
Proceeds from loan repayments on investments in portfolio companies	(109,375)	-	-	-	(109,375)
Net accretion of discounts and amortization of premiums on investments	175,309	-	-	-	175,309
Net change in unrealized gain (loss)	-	-	-	(11,309)	(11,309)
Total fair value of investments in portfolio companies at March 31, 2025	$50,344,414	$—	$—	$3,961,525	$54,305,939

There were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025. The net change in unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company as of March 31, 2026 was $(1,245,025). The net change in unrealized gain (loss) for the period relating to those Level 3 assets that were still held by the Company as of March 31, 2025 was $(11,309).

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Company's investments categorized within Level 3 as of March 31, 2026 and December 31, 2025:

Investment Type	Fair Value as of March 31, 2026	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$135,874,011	Discounted cash flow	Discount rate	10.8% - 25.9% (13.5%)	Decrease
First lien senior secured term loans	32,319,219	Recent transaction	N/A	N/A	N/A
Second lien senior secured term loans	10,349,045	Discounted cash flow	Discount rate	14.3% - 17.5% (15.7%)	Decrease
Equity	666,668	Recent transaction	N/A	N/A	N/A
Warrants	5,779,452	Market approach	Revenue Multiples	1.00 - 17.74 (5.34)	Increase
		Market approach	Volatility	40% - 75% (59.3%)	Increase
		Market approach	Estimated time to exit (in years)	2.0 - 4.0 (3.36)	Decrease
	869,411	Market approach	Revenue Multiples	1.28 - 9.17 (2.50)	Increase
	2,121,625	Market approach	EBITDA Multiples	10.00 - 10.00 (10.00)³	Increase
Total	$187,979,431

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
3.
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
3.
This range relates to one single investment valued using the market approach and EBITDA multiples as its unobservable input.

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of March 31, 2026, the Company had the following commitments to fund delayed draw term loans and a revolver.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	800,000	14,000,000
ADG Technology Inc dba Carry 1st	Business Services	Delayed draw term loan	1,950,000	-	1,950,000
CoreX, Inc.	Business Services	Revolver	12,500	-	12,500
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
Fortem Technologies, Inc.	Technology – Aerospace	Delayed draw term loan	5,000,000	2,000,000	3,000,000
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Stake Network Inc	Technology – Property	Delayed draw term loan	2,450,000		2,450,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	3,500,000	7,000,000
Total			$85,979,167	$10,300,000	$75,679,167

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of March 31, 2026, $8.0 million was available to be drawn upon by four portfolio companies at their discretion.

As of December 31, 2025, the Company had the following commitments to fund delayed draw term loans and a revolver.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	-	14,800,000
CoreX, Inc.	Business Services	Revolver	12,500	-	12,500
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	-	10,500,000
Total			$76,579,167	$4,000,000	$72,579,167
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

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of March 31, 2026 or December 31, 2025.

See Note 3 – Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

The Company has entered into a Loan and Security Agreement with the KeyBank National Association (the "KeyBank Credit Agreement"), under which the Company established a $125,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of March 31, 2026 and December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement.

As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement. The Company paid $41,365 of debt issuance costs for the three months ended March 31, 2026. As of March 31, 2026, the Company had $52,915,070 of gross outstanding borrowings under the line of credit, incurring $940,530 of interest expense with a weighted average interest rate of 6.93% for the three months ended March 31, 2026, and interest expense of $14,520 with a weighted average interest rate of 8.07% for the period from the Commencement of Operations through March 31, 2025. The Company had average gross outstanding borrowings of $54,238,386 for the three months ended March 31, 2026, and $2,100,896 for the period from the Commencement of Operations through March 31, 2025. Additionally, the Company incurred $132,597 of unused borrowing fees for the three months ended March 31, 2026 and $48,651 for the period from the Commencement of Operations through March 31, 2025 at a rate of 0.75%. During the three months ended March 31, 2026, the Company incurred $109,272 of debt financing costs. During the period from the Commencement of Operations through March 31, 2025, the Company incurred $21,252 of debt financing costs. The interest expense, unused borrowing fees, and debt financing costs are included in interest expense and other debt fees on the Consolidated Statement of Operations.

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

The following tables summarize transactions in Shares for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

	Three Months Ended March 31, 2026		For the period from the Commencement of Operations through March 31, 2025
	Shares	Amount	Shares	Amount
Shares
Issuance of shares related to Formation Transaction[1]	-	$-	2,722,631	$68,065,767
Subscriptions	538,390	13,680,500	-	-
Net increase (decrease)	538,390	$13,680,500	2,722,631	$68,065,767

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01
June 30, 2025	$25.27
September 30, 2025	$25.31
December 31, 2025	$25.41
March 31, 2026	$25.60

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through March 31, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.92	$4,807,876

a.
The Company acquired a distribution payable of $832,648 in association with the Formation Transaction.

No other distributions were made to Shareholders during the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025.

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

The Company did not make any share repurchases for the three months ended March 31, 2026 or the period from the Commencement of Operations through March 31, 2025.

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025 are as follows:

	For the Three Months Ended March 31, 2026	For the period from the Commencement of Operations through March 31, 2025
Per Share Activity
Net asset value, beginning of period	$25.41	$25.00
Net investment income (loss)[1]	1.35	0.15
Net realized and unrealized gain (loss)[1]	(0.24)	0.00
Net increase (decrease) in net assets resulting from operations	1.11	0.15
Distribution paid (declared) to shareholders[2]
Distributions paid (declared) from net investment income	(0.92)	(0.14)
Net increase (decrease) in net assets resulting from distributions	(0.92)	(0.14)
Net asset value, end of period	$25.60	$25.01
Total return[3]	4.37%	0.58%
Number of Shares outstanding at end of period	5,225,953	2,723,631
Ratios to Average Net Assets:
Net assets, end of period	$133,764,603	$68,121,119
Ratio of net investment income (loss) to average net assets[4]	18.80%	10.78%
Ratio of total expenses to average net assets[4]	10.25%	4.89%
Ratio of total expenses, excluding incentive fees[4]	6.86%	4.78%
Portfolio turnover[5]	5.93%	0.00%

1.
Calculated based on weighted average Shares outstanding during the period.
2.
Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s shareholders. The tax character of distributions is determined at the end of the fiscal year.
3.
Total return is not annualized and represents the total return for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in NAV per Share during the period plus declared distributions per Share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
4.
The ratio reflects an annualized amount, except in the case of non-recurring fees and expenses (i.e., incentive fees, reimbursement of organizational expenses paid by the Investment Adviser, business licenses and permits fees).
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

Share Issuance

Effective April 1, 2026, the Company sold 406,092 Shares at a price per Share of $25.60 (with the final number of shares being determined on April 16, 2026) to accredited investors in a private placement of Shares for an aggregate offering price of $10,395,950.

Distributions

On April 16, 2026, the Company paid a distribution of $0.92 per Share to shareholders of record as of March 31, 2026, for a total amount of $4,807,876.

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

Overview

LAGO Evergreen Credit (the “Company,” “we,” “us,” or “our”), a Delaware statutory trust formed on October 30, 2024, is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (the “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company also qualifies and has elected to be treated, for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (the “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC that has qualified as a RIC, the Company is required to comply with certain regulatory requirements. For example, as a BDC, at least 70% of the Company’s total assets must be assets of the type listed in Section 55(a) of the 1940 Act.

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

The Company was initially capitalized on December 31, 2024 when the Investment Adviser purchased 1,000 common shares of beneficial interest, par value of $0.01 per share (the “Shares”), of the Company, for an aggregate purchase price of $25,000. On March 3, 2025, prior to electing to be regulated as a BDC, the Company completed a series of transactions pursuant to which LAGO Evergreen Credit, LLC (the "Legacy Fund") merged with and into the Company with the Company continuing as the surviving entity (the "Formation Transaction"). As a result of the Formation Transaction, the equity interests of the Legacy Fund held by LAGO Evergreen Credit-QP, LP and LAGO Evergreen Credit-AI, LP (the “Legacy Fund Members”) were exchanged for Shares. Immediately thereafter, such Shares were distributed to the limited partners of the Legacy Fund Members as part of the dissolution and liquidation of the Legacy Fund Members. The Company issued 2,722,631 Shares at a price of $25.00 per Share to the Legacy Fund for total merger consideration of  $68,065,767 as part of this Formation Transaction.

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

As of March 31, 2026 and December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025. Milestone 2 was achieved as of January 2, 2026. The Company recorded reimbursement of organizational expenses paid by the Investment Adviser of $137,949 as an expense during the period from the Commencement of Operations through December 31, 2025. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025 and January 1, 2026 for the achievement of Milestone 1 and Milestone 2, respectively. As of March 31, 2026, achievement of Milestone 3 was not deemed probable based on subscriptions from external subscribers, and therefore, is not recorded as a liability. As of and for the period ended March 31, 2026, $15,513 of deferred offering costs has been amortized and $38,782 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. No organizational and offering costs were incurred by the Company during the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025.

Portfolio and Investment Activity

As of March 31, 2026, the fair value of our investments was approximately $187,979,431. For the three months ended March 31, 2026, the Company acquired $11.2 million aggregate principal amount of investments, which includes $0.67 million of equity investments.

For the period from the Commencement of Operations through March 31, 2025, the Company acquired $41.4 million aggregate principal amount of investments in connection with the Formation Transaction. The Company then made an additional $13.0 million aggregate principal amount of investments through the remainder of the period.

The composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$38,604,265	$38,604,265	93.2%
Warrants	2,808,033	2,808,033	6.8%
Total	$41,412,298	$41,412,298	100.0%

The industry composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Education	$5,894,685	$5,894,685	14.2%
Food & Beverage	2,971,281	2,971,281	7.2%
Health & Wellness	12,652,726	12,652,726	30.5%
Technology – Aerospace	4,458,657	4,458,657	10.8%
Technology – Business	8,485,437	8,485,437	20.5%
Technology – Consumer	4,009,478	4,009,478	9.7%
Technology – Health & Wellness	2,940,034	2,940,034	7.1%
Total	$41,412,298	$41,412,298	100.0%

Our investment activity is presented below:

	For the Three Months Ended March 31, 2026	For the period from the Commencement of Operations through March 31, 2025
Investments:
Total fair value of investments, beginning of period	$185,613,878	$-
Investments acquired from the Legacy Fund	-	41,412,298
Payments for purchases of investments in portfolio companies	11,216,668	13,000,000
PIK received	(66,100)	—
Principal increase related to MOIC rollover	720,000	—
Paid-in-kind interest income	114,020	1,516
Proceeds from loan repayments on investments in portfolio companies	(10,941,068)	(109,375)
Proceeds from deferred loan fees	(123,000)	(162,500)
Amortization of deferred loan fees and prepaid agency fees	421,160	35,935
Accretion of warrant discount	2,268,898	139,374
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(1,245,025)	(11,309)
Total Fair Value of Investments, End of Period	$187,979,431	$54,305,939

Number of portfolio companies	36	11

The composition of the investment portfolio at cost and fair value consisted of the following:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$167,832,732	$168,193,230	89.5%	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	10,349,045	10,349,045	5.5%	9,605,804	9,605,804	5.2%
Equity	666,668	666,668	0.3%	-	-	—
Warrants	8,520,102	8,770,488	4.7%	8,397,115	8,704,217	4.7%
Total	$187,368,547	$187,979,431	100.0%	$183,757,969	$185,613,878	100.0%

The industry composition of investments at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$10,233,977	$10,216,547	5.4%	$10,201,918	$10,184,487	5.5%
Automotive Services	1,989,202	1,989,202	1.0%	1,193,420	1,193,420	0.6%
Business Services	25,678,779	25,678,779	13.6%	22,648,734	22,648,734	12.2%
Consumer Finance	3,988,482	4,071,146	2.2%	3,985,680	3,996,494	2.2%
Consumer Services	2,414,973	2,414,973	1.3%	2,393,090	2,393,090	1.3%
Data Processing	9,726,782	10,417,441	5.5%	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,804,614	18,180,283	9.7%	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,121,328	11,121,328	5.9%	11,100,234	11,100,234	6.0%
Education	7,913,761	7,865,752	4.2%	7,892,849	7,854,920	4.2%
Food & Beverage	2,875,000	2,938,650	1.6%	2,983,750	3,047,400	1.6%
Health & Wellness	13,072,511	13,834,287	7.3%	13,025,430	14,062,825	7.6%
Technology – Aerospace	5,115,813	5,388,459	2.9%	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,121,406	3,121,406	1.7%	3,118,623	3,118,623	1.7%
Technology – Business	15,575,413	15,372,782	8.2%	15,529,561	15,554,042	8.4%
Technology – Communication	2,761,672	2,761,672	1.5%	2,750,038	2,750,038	1.5%
Technology – Consumer	6,380,061	5,578,850	3.0%	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	9,589,523	9,589,523	5.1%	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	9,300,520	9,079,199	4.8%	9,249,642	9,080,676	4.9%
Technology – Marketplace	13,976,000	13,630,422	7.3%	13,198,711	13,198,711	7.1%
Technology – Property	4,372,576	4,372,576	2.3%	2,402,326	2,402,326	1.3%
Transportation	10,356,154	10,356,154	5.5%	6,901,348	6,901,348	3.7%
Total	$187,368,547	$187,979,431	100.0%	$183,757,969	$185,613,878	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$174,193,537	$175,031,533	93.1%	$171,270,454	$173,126,363	93.3%
International	13,175,010	12,947,898	6.9%	12,487,515	12,487,515	6.7%
Total	$187,368,547	$187,979,431	100.0%	$183,757,969	$185,613,878	100.0%

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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value:

	March 31, 2026		December 31, 2025
Investment Risk Rating	Fair Value	% of Total Debt Investments at Fair Value	Fair Value	% of Total Debt Investments at Fair Value
3	$8,014,998	4.5%	$—	—
4	170,527,277	95.5%	176,909,661	100.0%
Total	$178,542,275	100.0%	$176,909,661	100.0%

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

As of March 31, 2026 and December 31, 2025, no loans to portfolio companies were on non-accrual status.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025:

	For the Three Months Ended March 31, 2026	For the period from the Commencement of Operations through March 31, 2025
Total investment income	$10,244,676	$847,769
Net expenses	3,234,875	424,800
Net investment income	7,009,801	422,969
Net change in unrealized gain (loss)	(1,245,025)	(11,309)
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,764,776	$411,660

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025 was as follows:

	For the Three Months Ended March 31, 2026	For the period from the Commencement of Operations through March 31, 2025
From non-controlled / non-affiliated investments:
Interest income	$6,675,262	$632,515
OID accretion	430,364	33,844
PIK interest	114,020	1,516
Fee income	720,000	—
Warrant accretion	2,268,898	139,374
Amendment fee accretion	7,921	2,091
Total from non-controlled / non-affiliated investments:	10,216,465	809,340
Other interest income	28,211	38,429
Total Investment Income	$10,244,676	$847,769

For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, total investment income was $10,244,676 and $847,769, respectively, the majority of which was driven by interest income on the senior secured term loan investments. During the quarter ended March 31, 2026, one loan paid off, which resulted in income recognition of $1,777,705 to record the accelerated accretion associated with the original issuance discount and warrant discount, and $705,612 to record the make-whole provision upon exit. Also during the quarter ended March 31, 2026, one loan had principal increase related to the portfolio company's Multiple on Invested Capital ("MOIC") increase which resulted in fee income of $720,000.

For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, total investment income from non-controlled / non-affiliated investments, excluding accretion from warrant investments and non-recurring fee income, was $7,227,567 and $669,966, respectively, which represents an effective cash yield of 16.1% and 5.2%, respectively, on the weighted average unpaid principal of investments during the periods. The effective cash yield excludes the impact of warrant accretion and non-recurring fee income, and is annualized for the quarter. The effective cash yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the effective yield will remain at its current level.

Expenses

Total expenses were as follows:

	For the Three Months Ended March 31, 2026	For the period from the Commencement of Operations through March 31, 2025
Interest expense	$1,182,399	$84,423
Base Management Fees	708,017	57,458
Income Incentive Fees	1,193,158	74,240
Capital Gains Incentive Fees	(249,005)	(2,262)
Professional fees	239,097	139,096
Board of Trustees’ expense	39,580	38,000
Administration fees	52,068	23,329
Amortization of deferred offering costs	15,513	—
Other general and administrative expenses	54,048	10,516
Total expenses	$3,234,875	$424,800

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

Management Fees

For the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025, Base Management Fees were $708,017 and $57,458, respectively. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025, Incentive Fees were $944,153 and $71,978, respectively. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Agreements and Related Party Transactions.

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

For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended March 31, 2026	For the period from the Commencement of Operations through March 31, 2025
Net change in unrealized gain (loss) on investments	$(1,245,025)	$(11,309)
Net Change in Unrealized Gain (Loss) on Investments	$(1,245,025)	$(11,309)

The net change in unrealized gains (losses) for the three months ended March 31, 2026 and the period from the Commencement of Operations through March 31, 2025 was due to the depreciation of value in the Company’s portfolio investments.

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

The following table sets forth Share issuances life-to-date through the period ended March 31, 2026.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250
July 1, 2025	$25.27	495,706	$12,526,500
October 1, 2025	$25.31	818,076	$20,705,500
January 2, 2026	$25.41	538,390	$13,680,500
April 1, 2026	$25.60	406,092	$10,395,950

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through March 31, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.92	$4,807,876

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

The Company did not make any Share repurchases for the three months ended March 31, 2026 or from the period from the Commencement of Operations through March 31, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) including our initial shareholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of March 31, 2026, our asset coverage ratio was approximately 353%. Our asset coverage ratio per unit, which is calculated by multiplying the asset coverage ratio by one thousand, was approximately $3,528.

The Company has entered into a Loan and Security Agreement with the KeyBank National Association, as syndication agent, as agent for the lenders and as the lender, (the "KeyBank Credit Agreement"), under which the Company established a $125,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of March 31, 2026 and December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement.

As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement. The Company paid $41,365 of debt issuance costs for the three months ended March 31, 2026. As of March 31, 2026, the Company had $52,915,070 of gross outstanding borrowings under the line of credit, incurring $940,530 of interest expense with a weighted average interest rate of 6.93% for the three months ended March 31, 2026, and interest expense of $14,520 with a weighted average interest rate of 8.07% for the period from the Commencement of Operations through March 31, 2025. The Company had average gross outstanding borrowings of $54,238,386 for the three months ended March 31, 2026, and $2,100,896 for the period from the Commencement of Operations through March 31, 2025. Additionally, the Company incurred $132,597 of unused borrowing fees for the three months ended March 31, 2026 and $48,651 for the period from the Commencement of Operations through March 31, 2025 at a rate of 0.75%. During the three months ended March 31, 2026, the Company incurred $109,272 of debt financing costs. During the period from the Commencement of Operations through March 31, 2025, the Company incurred $21,252 of debt financing costs. The interest expense, unused borrowing fees, and debt financing costs are included in interest expense and other debt fees on the Consolidated Statement of Operations.

The Company had $52.9 million of gross outstanding borrowings as of March 31, 2026 and did not have any preferred shares issued and outstanding as of March 31, 2026. As of March 31, 2026, the Company was in compliance with the 150% asset coverage requirement under the 1940 Act.

Commitments and Off-Balance Sheet Arrangements

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of March 31, 2026, the Company had the following commitments to fund delayed draw term loans and an uncommitted accordion.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	$1,800,000	$-	$1,800,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	800,000	14,000,000
ADG Technology Inc dba Carry 1st	Business Services	Delayed draw term loan	1,950,000	-	1,950,000
CoreX, Inc.	Business Services	Revolver	12,500	-	12,500
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	2,000,000	16,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,666,667	-	2,666,667
Fortem Technologies, Inc.	Technology – Aerospace	Delayed draw term loan	5,000,000	2,000,000	3,000,000
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Kudo, Inc.	Technology – Communication	Delayed draw term loan	1,200,000	-	1,200,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
1touch.IO Inc.	Technology – Cybersecurity	Delayed draw term loan	1,600,000	-	1,600,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Stake Network Inc	Technology – Property	Delayed draw term loan	2,450,000		2,450,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	3,500,000	7,000,000
Total			$85,979,167	$10,300,000	$75,679,167

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on upon the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of March 31, 2026, $8.0 million was available to be drawn upon by four portfolio companies at their discretion.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

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

See Note 3 – Agreements and Related Party Transactions.

Recent Developments

Subscriptions

Effective April 1, 2026, the Company issued an aggregate of 406,092 Shares at a price per share of $25.60 (with the final number of shares being determined on April 16, 2026) to accredited investors in a private placement of Shares for an aggregate offering price of $10,395,950.

	NAV	Shares	Amount
April 1, 2026	$25.60	406,092	$10,395,950

Investment Activity

From April 1, 2026 through the date of this report, the Company has invested $17,337,500 into five new portfolio companies.

Distributions

On April 16, 2026, the Company paid a distribution of $0.92 per Share to shareholders of record as of March 31, 2026, for a total amount of $4,807,876.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we will fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $52.9 million of gross debt obligations outstanding as of March 31, 2026, and $66.8 million at December 31, 2025. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may be subject to risks associated with our investments in the Ecommerce-CPG industry.

Our investments in portfolio companies that operate in the Ecommerce-CPG industry represent 9.7% of our total portfolio as of March 31, 2026. Such portfolio companies are subject to regulatory requirements related to product safety, labeling, advertising claims, and consumer protection laws that vary by jurisdiction. There are risks in investing in companies that operate in this market, including potential supply chain disruption, changing consumer preferences, a competitive marketplace and reliance on third-party logistics. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: May 7, 2026

LAGO Evergreen Credit

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer
Date: May 7, 2026