Form 10-Q
period 2026-06-30
LAGO Evergreen Credit
filed 2026-08-10
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 6,298,541 shares of beneficial interest, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAGO Evergreen Credit

Consolidated Statements of Assets and Liabilities

	June 30, 2026
	(unaudited)	December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $221,801,254 and $183,757,969 at June 30, 2026 and December 31, 2025, respectively)	$221,398,969	$185,613,878
Non-controlled / affiliated investments (cost of $14,395,522 and $0 at June 30, 2026 and December 31, 2025, respectively)	14,088,687	-
Total investments, at fair value (cost of $236,196,776 and $183,757,969 at June 30, 2026 and December 31, 2025, respectively)	235,487,656	185,613,878
Cash and cash equivalents	1,265,079	571,695
Restricted cash	2,746,491	2,708,324
Interest receivable	2,355,819	1,899,745
Prepaid expenses and other assets	113,852	87,402
Total assets	$241,968,897	$190,881,044
Liabilities
Line of credit (net of deferred financing costs of $1,384,683 and $1,552,114 at June 30, 2026 and December 31, 2025, respectively)	$91,519,185	$65,243,355
Base Management Fees payable	802,436	583,413
Income Incentive Fees payable	855,326	691,016
Capital Gains Incentive Fees payable	-	371,182
Accrued Board of Trustees’ fees	38,000	38,000
Accrued audit and tax fees	173,500	233,999
Organizational costs payable to the Investment Adviser	103,462	68,975
Offering costs payable to the Investment Adviser	46,538	31,025
Interest payable	471,044	402,209
Accrued expenses and other liabilities	149,833	153,114
Distribution payable	4,899,879	3,937,553
Total liabilities	$99,059,203	$71,753,841
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (5,632,045 and 4,687,563 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	56,321	46,876
Paid-in-capital in excess of par value	141,603,146	117,536,141
Total distributable earnings (loss)	1,250,227	1,544,186
Total net assets	142,909,694	119,127,203
Total liabilities and net assets	$241,968,897	$190,881,044
Net asset value per share	$25.37	$25.41

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	June 30, 2026	June 30, 2025	For the Six Months Ended June 30, 2026	For the period March 3, 2025 (“Commencement of Operations”) through June 30, 2025

Investment income:
From non-controlled / non-affiliated investments:
Interest income	$7,731,265	$2,610,566	$17,113,708	$3,418,387
Paid-in-kind interest income	106,197	9,047	220,217	10,566
Fee income	128,750	-	848,750	-
Total investment income from non-controlled / non-affiliated investments:	7,966,212	2,619,613	18,182,675	3,428,953
From non-controlled / affiliated investments:
Interest income	427,041	-	427,041	-
Total investment income from non-controlled / affiliated investments:	427,041	-	427,041	-
Other interest income	43,708	228,407	71,919	266,836
Total investment income	8,436,961	2,848,020	18,681,635	3,695,789
Expenses:
Interest expense and other debt fees	1,352,468	228,934	2,534,867	313,357
Base Management Fees	802,436	247,544	1,510,453	305,002
Income Incentive Fees	855,326	295,924	2,048,484	370,164
Capital Gains Incentive Fees	(122,177)	212,085	(371,182)	209,823
Professional fees	263,671	264,547	502,768	403,643
Board of Trustees’ fees	38,000	39,322	77,580	77,322
Administration fees	60,717	65,510	112,785	88,839
Reimbursement of organizational expenses paid by the Investment Adviser	103,462	-	103,462	-
Amortization of deferred offering costs	15,513	-	31,025	-
Other general and administrative expenses	98,520	29,335	152,568	39,851
Total expenses	3,467,936	1,383,201	6,702,810	1,808,001
Net investment income (loss)	4,969,025	1,464,819	11,978,825	1,887,788
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(1,240,281)	1,086,380	(2,485,305)	1,075,071
Net change in unrealized gain (loss) on non-controlled / affiliated investments	(79,724)	-	(79,724)	-
Net realized and unrealized gain (loss) on investments	(1,320,005)	1,086,380	(2,565,029)	1,075,071
Net increase (decrease) in net assets resulting from operations	$3,649,020	$2,551,199	$9,413,796	$2,962,859

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the three months ended June 30, 2025	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at March 31, 2025	2,723,631	$27,236	$68,063,531	$30,352	68,121,119
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	1,464,819	1,464,819
Net change in unrealized gain (loss) on investments	-	-	-	1,086,380	1,086,380
Distributions declared to shareholders	-	-	-	(1,686,890)	(1,686,890)
Issuance of common shares	650,150	6,502	16,253,748	-	16,260,250
Total increase for the three months ended June 30, 2025	650,150	6,502	16,253,748	864,309	17,124,559
Balance at June 30, 2025	$3,373,781	$33,738	$84,317,279	$894,661	$85,245,678

	Common Shares
For the three months ended June 30, 2026	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at March 31, 2026	5,225,953	$52,260	$131,211,257	$2,501,086	$133,764,603
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	4,969,025	4,969,025
Net change in unrealized gain (loss) on investments	-	-	-	(1,320,005)	(1,320,005)
Distributions declared to shareholders	-	-	-	(4,899,879)	(4,899,879)
Issuance of common shares	406,092	4,061	10,391,889	-	10,395,950
Total increase for the three months ended June 30, 2026	406,092	4,061	10,391,889	(1,250,859)	9,145,091
Balance at June 30, 2026	5,632,045	$56,321	$141,603,146	$1,250,227	$142,909,694

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the period March 3, 2025 (“Commencement of Operations”) through June 30, 2025	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541	-	68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	1,887,788	1,887,788
Net change in unrealized gain (loss) on investments	-	-	-	1,075,071	1,075,071
Distributions declared to shareholders	-	-	-	(2,068,198)	(2,068,198)
Issuance of common shares	650,150	6,502	16,253,748	—	16,260,250
Total increase for the period from the Commencement of Operations through June 30, 2025	3,372,781	33,728	16,253,748	894,661	17,154,911
Balance at June 30, 2025	$3,373,781	$33,738	$84,317,279	$894,661	$85,245,678

1 See Note 1 – Organization for further information related to the Formation Transaction.

	Common Shares
For the six months ended June 30, 2026	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at December 31, 2025	4,687,563	$46,876	$117,536,141	$1,544,186	$119,127,203
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	11,978,825	11,978,825
Net change in unrealized gain (loss) on investments	-	-	-	(2,565,029)	(2,565,029)
Distributions declared to shareholders	-	-	-	(9,707,755)	(9,707,755)
Issuance of common shares	944,482	9,445	24,067,005	-	24,076,450
Total increase for the six months ended June 30, 2026	944,482	9,445	24,067,005	(293,959)	23,782,491
Balance at June 30, 2026	5,632,045	$56,321	$141,603,146	$1,250,227	$142,909,694

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2026	For the period March 3, 2025 (“Commencement of Operations”) through June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,413,796	$2,962,859
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	2,485,305	(1,075,071)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	79,724	—
Paid-in-kind interest income	(220,217)	(10,566)
Non-cash fee income	(720,000)	—
Amortization of deferred financing costs	208,796	85,009
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	(66,053,493)	(34,330,500)
Net accretion of discounts and amortization of premiums on investments	(3,893,314)	(678,979)
Proceeds from loan repayments on investments in portfolio companies	18,448,217	1,118,750

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	—	27,586,601
(Increase) decrease in interest receivable	(456,074)	(443,047)
(Increase) decrease in prepaid expenses and other assets	(26,450)	(106,800)
Increase (decrease) in Base Management Fees payable	219,023	67,589
Increase (decrease) in Income Incentive Fees payable	164,310	52,668
Increase (decrease) in Capital Gains Incentive Fees payable	(371,182)	209,822
Increase (decrease) in accrued audit and tax fees	(60,499)	73,999
Increase (decrease) in organizational costs payable to the Investment Adviser	34,487	—
Increase (decrease) in offering costs payable to Adviser	15,513	—
Increase (decrease) in accrued Board of Trustees’ fees	—	38,000
Increase (decrease) in interest payable	68,835	—
Increase (decrease) in accrued expenses and other liabilities	(3,281)	192,679
Net cash provided by (used in) operating activities	(40,666,504)	(4,256,987)

Cash flows from financing activities:
Payment of deferred financing costs	(41,365)	(1,285,724)
Gross borrowings on line of credit	75,780,171	38,000,000
Repayments of line of credit	(49,671,772)	(13,000,000)
Proceeds from issuance of common shares	24,076,450	16,260,250
Distributions paid	(8,745,429)	(1,213,956)
Net cash provided by (used in) financing activities	41,398,055	38,760,570

Net change in cash, cash equivalents and restricted cash	731,551	34,503,583
Cash, cash equivalents and restricted cash, beginning of period	3,280,019	25,000
Cash, cash equivalents and restricted cash, end of period	$4,011,570	$34,528,583

Supplemental Disclosure of Cash-Flow Information
Cash paid for interest	$2,257,236	$161,128
Issuance of common shares in connection with the Formation Transaction[1]	—	68,065,767

1 On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
Clean Connect AI	First lien senior secured term loan	SOFR + 8.0%	5/8/2029	$4,500,000	$4,181,097	$4,181,097
FlavorCloud, Inc.	Second lien senior secured term loan	SOFR + 10.5%	10/24/2028	1,500,000	1,467,567	1,467,567
Pensa Systems Inc.	First lien senior secured term loan	SOFR + 8.0%, 1.0% PIK	12/11/2028	2,815,749	2,687,612	2,687,612
SER Holdco, Inc. d/b/a SE Ranking	First lien senior secured term loan	SOFR + 8.0%	11/30/2028	8,400,000	8,271,580	8,114,389
Sub-total: Application Software				17,215,749	16,607,856	16,450,665	11.51%
Automotive Services
Stress Free Auto Care, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/1/2029	1,200,000	1,167,270	1,158,779
Stress Free Auto Care, Inc.	Delayed draw term loan	SOFR + 7.5%	2/23/2030	800,000	764,028	772,519
Sub-total: Automotive Services				2,000,000	1,931,298	1,931,298	1.35%
Business Services
ADG Technology Inc dba Carry 1st	First lien senior secured term loan	SOFR + 8.0%	3/25/2030	3,000,000	2,928,838	2,928,838
CoreX, Inc. (l)	First lien senior secured term loan	SOFR + 7.5%, 1.5% PIK	12/19/2029	5,027,954	4,945,468	4,945,468
Energize Holdings Inc dba Exos	First lien senior secured term loan	SOFR + 8.0%	10/24/2029	16,000,000	15,757,220	15,438,304
Resident Blace Holdings Inc.	First lien senior secured term loan	SOFR + 8.0%	6/25/2029	3,500,000	3,255,715	3,255,715
SNA, Inc. dba Safety Net Access	First lien senior secured term loan	SOFR + 8.0%	11/20/2028	2,100,000	1,965,285	1,965,284
Sub-total: Business Services				29,627,954	28,852,526	28,533,609	19.97%
Consumer Discretionary
Koala Eco Company (l)	First lien senior secured term loan	SOFR + 7.5%	5/4/2029	1,487,500	1,427,124	1,427,124
Nickey Kehoe Inc. (l)	First lien senior secured term loan	SOFR + 8.0%	6/24/2029	3,975,000	3,387,305	3,387,305
Princeton Carbonworks Inc.	First lien senior secured term loan	SOFR + 7.25%	4/21/2029	1,250,000	1,238,299	1,256,862
Sub-total: Consumer Discretionary				6,712,500	6,052,728	6,071,291	4.25%
Consumer Finance
Atlas Exploration, Inc.	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,992,008	1,987,949
Atlas Exploration, Inc.	Delayed draw term loan	SOFR + 6.0%	6/3/2028	6,000,000	5,959,788	5,963,847
Sub-total: Consumer Finance				8,000,000	7,951,796	7,951,796	5.56%
Consumer Services
Milk + Honey Holdings LLC	First lien senior secured term loan	SOFR + 7.0%	7/11/2028	2,400,000	2,222,266	2,222,266
Sub-total: Consumer Services				2,400,000	2,222,266	2,222,266	1.56%
Data Processing
Crusoe Energy Systems (k)	First lien senior secured term loan - Tranche II	15% fixed	11/13/2029	3,802,719	3,865,982	3,831,093
Crusoe Energy Systems (k)	First lien senior secured term loan - Tranche III	13% fixed	11/13/2029	3,132,768	3,215,710	3,180,309
Sub-total: Data Processing				6,935,487	7,081,692	7,011,402	4.91%
Ecommerce – Apparel
Pant Saggin, LLC dba PSD Underwear	First lien senior secured term loan	SOFR + 6.5%	10/9/2027	11,250,000	11,142,422	11,068,166
Sub-total: Ecommerce – Apparel				11,250,000	11,142,422	11,068,166	7.74%

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Ecommerce – CPG
Beach House Group Global LLC	First lien senior secured term loan	SOFR + 8.25%, 1.75% PIK	7/28/2027	$10,978,780	$10,417,388	$11,082,090
Coravin, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/29/2029	7,000,000	6,807,542	6,807,542
Sub-total: Ecommerce – CPG				17,978,780	17,224,930	17,889,632	12.52%
Education
Galileo Learning LLC	First lien senior secured term loan	SOFR + 8.5%	11/25/2027	6,000,000	5,910,344	5,911,998
Galileo Learning LLC	Delayed draw term loan	SOFR + 8.5%	11/25/2027	2,000,000	1,972,320	1,970,666
Sub-total: Education				8,000,000	7,882,664	7,882,664	5.52%
Food & Beverage
Cleveland Kitchen (l)	First lien senior secured term loan	SOFR + 7.5%	5/4/2029	2,746,602	2,675,987	2,675,987
Epigenetics Labs d/b/a Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	2,775,000	2,766,250	2,829,900
Slate Milk, Inc (l)	First lien senior secured term loan	SOFR + 7.5%	6/25/2029	9,984,167	8,554,946	8,554,946
Sub-total: Food & Beverage				15,505,769	13,997,183	14,060,833	9.84%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 7.0%	4/1/2028	2,020,000	1,982,057	2,007,250
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2028	12,304,688	12,029,972	11,889,037
Sub-total: Health & Wellness				14,324,688	14,012,029	13,896,287	9.72%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 7.0%	10/22/2027	5,150,000	5,100,571	5,186,977
Sub-total: Technology – Aerospace				5,150,000	5,100,571	5,186,977	3.63%
Technology - Agriculture
CamoAg Inc.	First lien senior secured term loan	SOFR + 8.0%	12/26/2029	3,150,000	3,111,165	3,111,165
Sub-total: Technology – Agriculture				3,150,000	3,111,165	3,111,165	2.18%
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	3,000,000	2,851,796	2,851,796
Tulip.IO, Inc. (i)(k)	First lien senior secured term loan	PRIME + 4.0%, 3.5% PIK	11/4/2028	1,033,472	1,033,472	1,033,472
Sub-total: Technology – Business				4,033,472	3,885,268	3,885,268	2.72%
Technology – Communication
Kudo, Inc.	First lien senior secured term loan	SOFR + 7.0%	7/25/2028	4,000,000	3,853,644	3,853,644
Sub-total: Technology – Communication				4,000,000	3,853,644	3,853,644	2.70%
Technology - Consumer
Aura Home, Inc.	First lien senior secured term loan	SOFR + 6.5%	9/22/2028	7,475,000	7,336,228	7,336,228
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	4,000,000	3,833,900	3,446,451
Hearth Display, Inc.	Delayed draw term loan	SOFR + 8.0%	9/12/2027	2,000,000	1,610,664	1,723,226
Sub-total: Technology - Consumer				13,475,000	12,780,792	12,505,905	8.75%

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Technology – Cybersecurity
Cyber Sepio Systems LTD dba Sepio Systems Inc.	First lien senior secured term loan	SOFR + 7.0%, 1.0% PIK	10/10/2029	$3,022,072	$2,949,797	$2,949,797
ThreatER, Inc.	First lien senior secured term loan	SOFR + 7.75%	10/24/2029	2,700,000	2,549,780	2,549,780
Sub-total: Technology – Cybersecurity				5,722,072	5,499,577	5,499,577	3.85%
Technology – Health & Wellness
GuideHealth LLC	First lien senior secured term loan	SOFR + 8.0%, 0.5% PIK	6/2/2030	6,002,417	5,740,867	5,740,867
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 9.5%	2/25/2028	3,000,000	2,794,064	2,596,602
Tapestry Management Services Inc.	First lien senior secured term loan	SOFR + 8.0%, 0.75% PIK	8/15/2029	6,342,127	6,243,690	6,243,690
Sub-total: Technology – Health & Wellness				15,344,544	14,778,621	14,581,159	10.20%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	12,350,000	11,605,152	11,432,753
Sub-total: Technology – Marketplace				12,350,000	11,605,152	11,432,753	8.00%
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	3,120,000	2,986,491	2,986,491
Stake Network Inc	First lien senior secured term loan	SOFR + 8.25%	2/6/2029	1,250,000	1,224,569	1,224,569
Sub-total: Technology – Property				4,370,000	4,211,060	4,211,060	2.95%
Transportation
Spotter Labs Inc.	First lien senior secured term loan	SOFR + 6.75%	10/2/2029	10,500,000	10,366,412	10,366,412
Sub-total: Transportation				10,500,000	10,366,412	10,366,412	7.25%
Total non-controlled / non-affiliated debt investments				$218,046,015	$210,151,652	$209,603,829	146.67%

Investments – non-controlled / affiliated
Technology - Business
Roq.Ad, Inc. (i)(k)	First lien senior secured term loan	SOFR + 8.25%	2/27/2030	4,504,672	4,451,401	4,336,567
Roq.Ad, Inc. (i)(k)	Delayed draw term loan	SOFR + 8.25%	2/27/2030	1,500,000	1,489,997	1,444,024
Roq.Ad, Inc. (i)(k)	Uncommitted Accordion	SOFR + 8.25%	2/27/2030	6,000,000	5,890,487	5,776,095
Sub-total: Technology – Business				12,004,672	11,831,885	11,556,686	8.09%
Total non-controlled / affiliated debt investments

Total: Debt Investments				$230,050,687	$221,983,537	$221,160,515	154.76%

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Equity Investments
Application Software
Clean Connect AI	Warrants	5/8/2026	64,824	Common Stock	5/8/2036	$245,035	$245,035
FlavorCloud, Inc.	Warrants	10/24/2025	60,050	Series B-1 Preferred Stock	10/24/2035	19,500	19,500
Pensa Systems Inc.	Warrants	12/11/2025	182,970	Common Stock	12/11/2035	115,080	115,080
SER Holdco, Inc. d/b/a SE Ranking	Warrants	6/3/2025	46	Common Stock	6/3/2035	83,582	113,001
Sub-total: Application Software						463,197	492,616	0.34%
Automotive Services
Stress Free Auto Care, Inc.	Warrants	7/1/2025	(m)	Common Stock	7/1/2035	63,200	63,200
Sub-total: Automotive Services						63,200	63,200	0.04%
Business Services
ADG Technology Inc dba Carry 1st	Warrants	3/25/2026	86,181	Series B-1 Preferred Stock	3/25/2036	46,189	46,189
CoreX, Inc.	Warrants	12/19/2025	62,147	Series A-2 Units	12/19/2035	45,100	45,100
Energize Holdings Inc dba Exos	Warrants	10/24/2025	489,217	Series B Preferred Stock	10/24/2035	52,800	94,000
Resident Blace Holdings Inc.	Warrants	6/25/2026	137,530	Series A Preferred Stock	6/25/2036	210,421	210,421
Sub-total: Business Services						354,510	395,710	0.28%
Consumer Finance
Atlas Exploration, Inc.	Warrants	6/3/2025	34,502	Series B-2 Preferred Stock	6/3/2035	23,143	105,808
Sub-total: Consumer Finance						23,143	105,808	0.07%
Consumer Discretionary
Koala Eco Company	Warrants	5/4/2026	12,522	Series A Preferred Stock	5/4/2036	33,684	33,684
Nickey Kehoe Inc.	Warrants	6/24/2026	10,537	Common Stock	6/24/2036	550,980	550,980
Sub-total: Consumer Discretionary						584,664	584,664	0.41%
Consumer Services
Milk + Honey Holdings LLC	Warrants	7/11/2025	5,817	Series A Preferred Units	7/11/2035	214,589	214,589
Sub-total: Consumer Services						214,589	214,589	0.15%
Data Processing
AI Software, LLC d/b/a Capacity	Warrants	6/13/2025	520,033	Series E Common Units	6/13/2035	1,860,103	2,550,762
Sub-total: Data Processing						1,860,103	2,550,762	1.78%
Ecommerce – CPG
Beach House Group Global LLC	Warrants	7/28/2025	1,682	Series D Preferred Units	7/28/2035	662,086	428,000
Coravin, Inc.	Warrants	7/29/2025	408,451	Series D-1 Preferred Stock	7/29/2035	74,900	74,900
Sub-total: Ecommerce – CPG						736,986	502,900	0.35%

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Education
Galileo Learning LLC	Warrants	3/3/2025	60	Common units	11/25/2034	52,008	3,999
Sub-total: Education						52,008	3,999	0.00%
Food & Beverage
Cleveland Kitchen	Warrants	5/4/2026	112,199	Common stock	5/1/2036	47,124	47,124
Slate Milk, Inc	Warrants	6/25/2026	14,548	Series B Preferred Stock	6/25/2036	1,335,943	1,335,943
Sub-total: Food & Beverage						1,383,067	1,383,067	0.97%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	9/30/2034	196,874	335,438
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness						1,739,874	2,457,063	1.72%
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	10/22/2034	$24,667	$210,907
Sub-total: Technology – Aerospace						24,667	210,907	0.15%
Technology - Agriculture
CamoAg Inc.	Warrants	12/26/2025	33,396	Series A-2 Preferred Stock	12/26/2035	13,024	13,024
Sub-total: Technology – Agriculture						13,024	13,024	0.01%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	12/23/2034	240,300	264,781
Sub-total: Technology – Business						240,300	264,781	0.19%
Technology – Communication
Kudo, Inc.	Warrants	7/25/2025	(j)	Series A Preferred stock	7/25/2035	92,819	92,819
Sub-total: Technology – Communication						92,819	92,819	0.06%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	361,208	54,093
Hearth Display, Inc.	Warrants	6/12/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	690,005	57,907
Sub-total: Technology - Consumer						1,051,213	112,000	0.08%
Technology – Cybersecurity
1touch.IO Inc.	Warrants	9/3/2025	193,462	Ordinary Shares	9/3/2035	132,000	330,349
Cyber Sepio Systems LTD dba Sepio Systems Inc.	Warrants	10/10/2025	173,877	Ordinary Shares	10/10/2035	28,200	28,200
ThreatER, Inc.	Warrants	10/24/2025	2,659,625	Series A-3 Preferred Stock	10/24/2035	127,170	127,170
Sub-total: Technology – Cybersecurity						287,370	485,719	0.34%

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Technology – Health & Wellness
GuideHealth LLC	Warrants	6/2/2026	178,218	Series A-2 Preferred Units	6/2/2036	144,357	144,357
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	2/25/2035	313,800	169,243
Sub-total: Technology – Health & Wellness						458,157	313,600	0.22%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	3/6/2035	1,164,801	706,000
WeMedia Shopping Network Holdings dba SuperOrdinary Equity (i)(k)	Equity	2/17/2026	358,516	Series C Preferred Stock	N/A	666,668	666,668
Sub-total: Technology – Marketplace						1,831,469	1,372,668	0.96%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	5/30/2035	158,400	158,400
Stake Network Inc	Warrants	2/6/2026	3,881	Series A Preferred Stock	2/6/2036	16,844	16,844
Sub-total: Technology – Property						175,244	175,244	0.12%
Total non-controlled / non-affiliated equity investments						11,649,604	11,795,140	8.25%

Investments – non-controlled / affiliated
Technology - Business
Roq.Ad, Inc. (i)(k)	Warrants	3/3/2025	371,446	Series A-1 Preferred stock	2/27/2035	163,637	132,001
Roq.Ad, Inc. (i)(k)	Equity	6/18/2026	5,989,518	Series A-10 Preferred stock	N/A	2,400,000	2,400,000
Sub-total: Technology – Business						2,563,637	2,532,001	1.77%
Total non-controlled / affiliated equity investments						2,563,637	2,532,001	1.77%

Total: Equity Investments						14,213,241	14,327,141
Total Investments						$236,196,776	$235,487,656	164.78%

				Interest Rate	Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund				3.57%	513,848	$513,848	$513,848	0.36%
Total Cash Equivalents						513,848	513,848	0.36%
Total Investments and Cash Equivalents						$236,710,624	$236,001,504	165.14%

LAGO Evergreen Credit

Consolidated Schedules of Investments

June 30, 2026

(unaudited)

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
d.
The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 3.63% as of June 30, 2026. The 3-month SOFR 30-day average reference rate was 3.63% as of June 30, 2026. The Prime Rate was 6.75% as of June 30, 2026. All debt investments that use SOFR are using 1-Month SOFR.
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
i.
As of June 30, 2026, the Company has three foreign domiciled portfolio companies: Tulip.IO, Inc., based in Canada, Roq.Ad, Inc., based in Germany, and WeMedia Shopping Network Holdings dba SuperOrdinary Equity, based in the British Virgin Islands. In total, foreign domiciled portfolio investments represent 11.0% of total net asset value based on fair value.
j.
The Company has been issued warrants to purchase 0.12% of fully diluted shares.
k.
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on total asset value was 10.4% as of June 30, 2026.
l.
This amount includes the impact of a revolving credit facility, combined with the related term loan for presentation purposes. The unfunded commitment under this facility is separately disclosed in the Schedule of Unfunded Commitments (see Note 6 - Commitments and Contingencies)
m.
The Company has been issued warrants to purchase 0.16% of fully diluted shares.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedules of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
FlavorCloud, Inc.	Second lien senior secured term loan	SOFR + 9.5%	10/24/2028	$1,500,000	$1,460,567	$1,460,567
Pensa Systems Inc.	First lien senior secured term loan	SOFR + 8.0%, 1.0% PIK	12/11/2028	2,801,633	2,647,316	2,647,316
SER Holdco, Inc. d/b/a SE Ranking	Second lien senior secured term loan	SOFR + 8.0%	11/30/2028	6,000,000	5,901,311	5,901,311
Sub-total: Application Software				10,301,633	10,009,194	10,009,194	8.40%
Automotive Services
Stress Free Auto Care, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/1/2029	1,200,000	1,161,820	1,161,820
Sub-total: Automotive Services				1,200,000	1,161,820	1,161,820	0.98%
Business Services
CoreX, Inc.	First lien senior secured term loan	SOFR + 7.5%, 1.5% PIK	12/19/2029	4,987,500	4,893,250	4,893,250
CoreX, Inc. (m)	First lien senior secured term loan - Revolver	SOFR + 7.0%	12/19/2029	-	(124)	(124)
Energize Holdings Inc dba Exos	First lien senior secured term loan	SOFR + 8.0%	10/24/2029	16,000,000	15,720,620	15,720,620
SNA, Inc. dba Safety Net Access	First lien senior secured term loan	SOFR + 8.0%	11/20/2028	2,100,000	1,937,088	1,937,088
Sub-total: Business Services				23,087,500	22,550,834	22,550,834	18.93%
Consumer Finance
Atlas Exploration, Inc.	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,986,720	1,986,720
Atlas Exploration, Inc.	Delayed draw term loan	SOFR + 6.0%	6/3/2028	2,000,000	1,986,102	1,986,102
Sub-total: Consumer Finance				4,000,000	3,972,822	3,972,822	3.33%
Consumer Services
Milk + Honey Holdings LLC	First lien senior secured term loan	SOFR + 7.0%	7/11/2028	2,400,000	2,178,501	2,178,501
Sub-total: Consumer Services				2,400,000	2,178,501	2,178,501	1.83%
Data Processing
AI Software, LLC d/b/a Capacity	First lien senior secured term loan	PRIME + 6.5%, 1.0% PIK	6/13/2029	8,447,247	6,903,667	7,938,000
AI Software, LLC d/b/a Capacity	Delayed draw term loan	PRIME + 6.5%, 1.0% PIK	6/13/2029	1,205,443	971,318	1,134,000
Crusoe Energy Systems (l)	First lien senior secured term loan - Tranche II	15% fixed	11/13/2029	4,651,697	4,730,349	4,730,349
Crusoe Energy Systems (l)	First lien senior secured term loan - Tranche III	13% fixed	11/13/2029	3,832,175	3,927,648	3,927,648
Sub-total: Data Processing				18,136,562	16,532,982	17,729,997	14.88%
Ecommerce – Apparel
Pant Saggin, LLC dba PSD Underwear	First lien senior secured term loan	SOFR + 7.0%	10/9/2027	11,250,000	11,100,234	11,100,234
Sub-total: Ecommerce – Apparel				11,250,000	11,100,234	11,100,234	9.32%
Ecommerce – CPG
Beach House Group Global LLC	First lien senior secured term loan	SOFR + 8.25%, 1.75% PIK	7/28/2027	10,882,677	10,104,765	10,104,765
Coravin, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/29/2029	7,000,000	6,776,305	6,776,305
Sub-total: Ecommerce – CPG				17,882,677	16,881,070	16,881,070	14.17%
Education
Galileo Learning LLC	First lien senior secured term loan	SOFR + 8.5%	11/25/2027	6,000,000	5,878,387	5,878,387
Galileo Learning LLC	Delayed draw term loan	SOFR + 8.5%	11/25/2027	2,000,000	1,962,454	1,962,454
Sub-total: Education				8,000,000	7,840,841	7,840,841	6.58%

LAGO Evergreen Credit

Consolidated Schedules of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Food & Beverage
Epigenetics Labs d/b/a Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	$3,000,000	$2,983,750	$3,047,400
Sub-total: Food & Beverage				3,000,000	2,983,750	3,047,400	2.56%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 8.5%	9/30/2026	3,880,000	3,766,172	3,766,172
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2026	8,203,125	7,519,384	7,884,291
Sub-total: Health & Wellness				12,083,125	11,285,556	11,650,463	9.78%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 9.0%	10/22/2027	3,375,000	3,329,923	3,329,923
Sub-total: Technology – Aerospace				3,375,000	3,329,923	3,329,923	2.80%
Technology - Agriculture
CamoAg Inc.	First lien senior secured term loan	SOFR + 8.0%	12/26/2029	3,150,000	3,105,599	3,105,599
Sub-total: Technology – Agriculture				3,150,000	3,105,599	3,105,599	2.61%
Technology - Business
Everywhere Communications, Inc.	First lien senior secured term loan	SOFR + 8.0%	12/23/2027	3,000,000	2,801,746	2,801,746
Roq.Ad, Inc. (j)	First lien senior secured term loan	SOFR + 8.25%	2/27/2029	4,504,672	4,436,078	4,436,079
Roq.Ad, Inc. (j)	Delayed draw term loan	SOFR + 8.25%	2/27/2029	1,000,000	982,895	982,895
Roq.Ad, Inc. (j)	Uncommitted Accordion	SOFR + 8.25%	2/27/2029	6,000,000	5,914,490	5,914,490
Tulip.IO, Inc. (j)	First lien senior secured term loan	PRIME + 4.0%, 2.0% PIK	11/4/2028	1,018,769	1,018,769	1,018,769
Sub-total: Technology – Business				15,523,441	15,153,978	15,153,978	12.72%
Technology – Communication
Kudo, Inc.	First lien senior secured term loan	SOFR + 7.0%	7/25/2028	2,800,000	2,680,423	2,680,423
Sub-total: Technology – Communication				2,800,000	2,680,423	2,680,423	2.25%
Technology - Consumer
Hearth Display, Inc.	First lien senior secured term loan	SOFR + 8.0%	9/12/2027	4,000,000	3,764,691	3,764,691
Hearth Display, Inc.	Delayed draw term loan	SOFR + 8.0%	9/12/2027	2,000,000	1,448,441	1,448,441
Sub-total: Technology - Consumer				6,000,000	5,213,132	5,213,132	4.38%
Technology – Cybersecurity
1touch.IO Inc.	First lien senior secured term loan	SOFR + 7.5%	9/3/2029	4,000,000	3,814,413	3,814,413
Cyber Sepio Systems LTD dba Sepio Systems Inc.	First lien senior secured term loan	SOFR + 7.0%, 1.0% PIK	10/10/2029	3,006,922	2,923,622	2,923,622
ThreatER, Inc.	First lien senior secured term loan	SOFR + 7.75%	10/24/2029	2,700,000	2,527,134	2,527,134
Sub-total: Technology – Cybersecurity				9,706,922	9,265,169	9,265,169	7.78%
Technology – Health & Wellness
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 8.5%	2/25/2028	3,000,000	2,731,765	2,655,000
Tapestry Management Services Inc.	First lien senior secured term loan	SOFR + 8.0%, 0.75% PIK	8/15/2029	6,318,265	6,204,077	6,204,077
Sub-total: Technology – Health & Wellness				9,318,265	8,935,842	8,859,077	7.44%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	13,000,000	12,033,910	12,033,910
Sub-total: Technology – Marketplace				13,000,000	12,033,910	12,033,910	10.10%

LAGO Evergreen Credit

Consolidated Schedules of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	$2,400,000	$2,243,926	$2,243,926
Sub-total: Technology – Property				2,400,000	2,243,926	2,243,926	1.88%
Transportation
Spotter Labs Inc.	First lien senior secured term loan	SOFR + 7.0%	10/2/2029	7,000,000	6,901,348	6,901,348
Sub-total: Transportation				7,000,000	6,901,348	6,901,348	5.79%

Total: Debt Investments				$183,615,125	$175,360,854	$176,909,661	148.50%

LAGO Evergreen Credit

Consolidated Schedules of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Warrant Investments
Application Software
FlavorCloud, Inc.	Warrants	10/24/2025	60,050	Series B-1 Preferred Stock	10/24/2035	$19,500	$19,500
Pensa Systems Inc.	Warrants	12/11/2025	182,970	Common Stock	12/11/2035	115,080	115,080
SER Holdco, Inc. d/b/a SE Ranking	Warrants	6/3/2025	32	Common Stock	6/3/2035	58,144	40,713
Sub-total: Application Software						192,724	175,293	0.15%
Automotive Services
Stress Free Auto Care, Inc.	Warrants	7/1/2025	15,978	Common Stock	7/1/2035	31,600	31,600
Sub-total: Automotive Services						31,600	31,600	0.03%
Business Services
CoreX, Inc.	Warrants	12/19/2025	62,147	Series A-2 Units	12/19/2035	45,100	45,100
Energize Holdings Inc dba Exos	Warrants	10/24/2025	489,217	Series B Preferred Stock	10/24/2035	52,800	52,800
Sub-total: Business Services						97,900	97,900	0.08%
Consumer Finance
Atlas Exploration, Inc.	Warrants	6/3/2025	9,584	Series B-2 Preferred Stock	6/3/2035	6,429	11,836
Atlas Exploration, Inc.	Warrants	7/22/2025	9,584	Series B-2 Preferred Stock	6/3/2035	6,429	11,836
Sub-total: Consumer Finance						12,858	23,672	0.02%
Consumer Services
Milk + Honey Holdings LLC	Warrants	7/11/2025	5,817	Series A Preferred Units	7/11/2035	214,589	214,589
Sub-total: Consumer Services						214,589	214,589	0.18%
Data Processing
AI Software, LLC d/b/a Capacity	Warrants	6/13/2025	(i)	Series D Common Units	6/13/2035	1,620,218	1,592,754
AI Software, LLC d/b/a Capacity	Warrants	7/22/2025	(i)	Series D Common Units	7/22/2035	239,885	235,864
Sub-total: Data Processing						1,860,103	1,828,618	1.54%
Ecommerce – CPG
Beach House Group Global LLC	Warrants	7/28/2025	1,682	Series D Preferred Units	7/28/2035	662,086	662,086
Coravin, Inc.	Warrants	7/29/2025	408,451	Series D-1 Preferred Stock	7/29/2035	74,900	74,900
Sub-total: Ecommerce – CPG						736,986	736,986	0.62%
Education
Galileo Learning LLC	Warrants	3/3/2025	60	Common units	11/25/2034	52,008	14,079
Sub-total: Education						52,008	14,079	0.01%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	9/30/2034	196,874	290,737
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness						1,739,874	2,412,362	2.03%

LAGO Evergreen Credit

Consolidated Schedules of Investments

December 31, 2025

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	10/22/2034	$24,667	$47,096
Sub-total: Technology – Aerospace						24,667	47,096	0.04%
Technology - Agriculture
CamoAg Inc.	Warrants	12/26/2025	33,396	Series A-2 Preferred Stock	12/26/2035	13,024	13,024
Sub-total: Technology – Agriculture						13,024	13,024	0.01%
Technology - Business
Everywhere Communications, Inc.	Warrants	3/3/2025	31,169	Series A-1 Preferred shares	12/23/2034	240,300	264,781
Roq.Ad, Inc. (j)(l)	Warrants	3/3/2025	307,083	Series A-1 Preferred stock	2/27/2035	135,283	135,283
Sub-total: Technology – Business						375,583	400,064	0.34%
Technology – Communication
Kudo, Inc.	Warrants	7/25/2025	(k)	Series A Preferred stock	7/25/2035	69,615	69,615
Sub-total: Technology – Communication						69,615	69,615	0.06%
Technology - Consumer
Hearth Display, Inc.	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	361,208	243,328
Hearth Display, Inc.	Warrants	6/12/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	690,005	563,821
Sub-total: Technology - Consumer						1,051,213	807,149	0.68%
Technology – Cybersecurity
1touch.IO Inc.	Warrants	9/3/2025	193,462	Ordinary Shares	9/3/2035	132,000	132,000
Cyber Sepio Systems LTD dba Sepio Systems Inc.	Warrants	10/10/2025	173,877	Ordinary Shares	10/10/2035	28,200	28,200
ThreatER, Inc.	Warrants	10/24/2025	2,659,625	Series A-3 Preferred Stock	10/24/2035	127,170	127,170
Sub-total: Technology – Cybersecurity						287,370	287,370	0.24%
Technology – Health & Wellness
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	2/25/2035	313,800	221,599
Sub-total: Technology – Health & Wellness						313,800	221,599	0.19%
Technology - Marketplace
FanFixApp, LLC	Warrants	3/7/2025	52,802	Ordinary Shares	3/6/2035	1,164,801	1,164,801
Sub-total: Technology – Marketplace						1,164,801	1,164,801	0.98%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	5/30/2035	158,400	158,400
Sub-total: Technology – Property						158,400	158,400	0.13%
Total: Warrant Investments						8,397,115	8,704,217	7.31%
Total Investments						$183,757,969	$185,613,878	155.81%

LAGO Evergreen Credit

Consolidated Schedules of Investments

December 31, 2025

	Interest Rate	Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	3.66%	370,052	$370,052	$370,052	0.31%
Total Cash Equivalents			370,052	370,052	0.31%
Total Investments and Cash Equivalents			$184,128,021	$185,983,930	156.12%

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

LAGO Evergreen Credit

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

LAGO Evergreen Credit (the “Company”) is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company qualifies and has elected to be taxed as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware statutory trust on October 30, 2024, and filed its initial registration statement on Form 10 on March 3, 2025 as subsequently amended on April 17, 2025 and May 2, 2025.

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

Restricted cash represents the amount of principal and interest collections that are contractually designated for repayment under the KeyBank Credit Agreement (as defined in Note 7 - Borrowings). This applies to all loans designated as part of the collateral pool under the KeyBank Credit Agreement, which includes all investments as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company held restricted cash of $2,746,491 and $2,708,324, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,265,079	$571,695
Restricted cash	2,746,491	2,708,324
Total cash, cash equivalents and restricted cash	$4,011,570	$3,280,019

Income Taxes

The Company qualifies and has elected to be treated as a RIC under Subchapter M of the Code commencing with its taxable period ending on December 31, 2025, and intends to comply with the requirements to qualify and maintain its status as a RIC annually. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company. The Company expects to meet the requirements to qualify as a RIC for the year ending December 31, 2026.

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

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, and/or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of June 30, 2026 and December 31, 2025, no loans to portfolio companies were on non-accrual status.

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

For the three and six months ended June 30, 2026, the Company recorded the Base Management Fee expense of $802,436 and $1,510,453, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Company recorded the Base Management Fee expense of $247,544 and $305,002, respectively. The Company has recorded Base Management Fee payable of $802,436 and $583,413 as of June 30, 2026 and December 31, 2025, respectively.

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

For three and six months ended June 30, 2026, the Company recorded an Income Incentive Fee expense of $855,326, and $2,048,484, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Company recorded an Income Incentive Fee expense of $295,924 and $370,164, respectively. The total Income Incentive Fee payable was $855,326 and $691,016 as of June 30, 2026 and December 31, 2025, respectively.

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

For the three and six months ended June 30, 2026, the Company recorded a reversal of the accrual for Capital Gains Incentive Fee expense of $122,177 and $371,182 , respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Company recorded an accrual for Capital Gains Incentive Fee expense of $212,085 and $209,823, respectively. The total Capital Gains Incentive Fee payable was $0 and $371,182 as of June 30, 2026, and December 31, 2025, respectively, which includes Capital Gains Incentive Fees payable acquired as part of the Formation Transaction.

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

As of June 30, 2026 and December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025. Milestone 2 was achieved as of January 2, 2026. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025 and January 1, 2026 for the achievement of Milestone 1 and Milestone 2, respectively. As of June 30, 2026, achievement of Milestone 3 was deemed probable based on subscriptions from external subscribers. Accordingly, reimbursement of organization and offering costs was deemed probable as of June 30, 2026, and therefore, the Company has recorded a liability of $150,000 payable to the Investment Adviser as of June 30, 2026. As of and for the period ended June 30, 2026, $31,025 of deferred offering costs has been amortized and $69,807 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. As of and for the period from the Commencement of Operations through June 30, 2025, no deferred offering costs were amortized or recorded in prepaid expenses and other assets on the consolidated statements of assets and liabilities. No organizational and offering costs were incurred by the Company during the three and six months ended June 30, 2026, the three months ended June 30, 2025, and the period from the Commencement of Operations through June 30, 2025.

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

On July 21, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for co-investment relief by the SEC based on an updated model of co-investment order that was granted by the SEC (the “Order”) in early 2025. The Order supersedes the prior exemptive order granted on April 23, 2025. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act , must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$217,529,477	$216,706,457	92.0%	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	4,454,058	4,454,058	1.9%	9,605,804	9,605,804	5.2%
Equity	3,066,668	3,066,668	1.3%	-	-	—
Warrants	11,146,573	11,260,473	4.8%	8,397,115	8,704,217	4.7%
Total	$236,196,776	$235,487,656	100.0%	$183,757,969	$185,613,878	100.0%

Refer to Note 5 – Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$17,071,053	$16,943,281	7.2%	$10,201,918	$10,184,487	5.5%
Automotive Services	1,994,498	1,994,498	0.8%	1,193,420	1,193,420	0.6%
Business Services	29,207,036	28,929,319	12.3%	22,648,734	22,648,734	12.2%
Consumer Discretionary	6,637,392	6,655,955	2.8%	-	-	—
Consumer Finance	7,974,939	8,057,603	3.4%	3,985,680	3,996,494	2.2%
Consumer Services	2,436,855	2,436,855	1.0%	2,393,090	2,393,090	1.3%
Data Processing	8,941,795	9,562,163	4.1%	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,961,916	18,392,534	7.8%	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,142,420	11,068,166	4.7%	11,100,234	11,100,234	6.0%
Education	7,934,672	7,886,663	3.3%	7,892,849	7,854,920	4.2%
Food & Beverage	15,380,250	15,443,900	6.6%	2,983,750	3,047,400	1.6%
Health & Wellness	15,751,903	16,353,350	7.1%	13,025,430	14,062,825	7.6%
Technology – Aerospace	5,125,238	5,397,884	2.3%	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,124,189	3,124,189	1.3%	3,118,623	3,118,623	1.7%
Technology – Business	18,521,090	18,238,736	7.7%	15,529,561	15,554,042	8.4%
Technology – Communication	3,946,463	3,946,463	1.7%	2,750,038	2,750,038	1.5%
Technology – Consumer	13,832,005	12,617,905	5.4%	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	5,786,947	5,985,296	2.5%	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	15,236,778	14,894,759	6.3%	9,249,642	9,080,676	4.9%
Technology – Marketplace	13,436,621	12,805,421	5.4%	13,198,711	13,198,711	7.1%
Technology – Property	4,386,304	4,386,304	1.9%	2,402,326	2,402,326	1.3%
Transportation	10,366,412	10,366,412	4.4%	6,901,348	6,901,348	3.7%
Total	$236,196,776	$235,487,656	100.0%	$183,757,969	$185,613,878	100.0%

As of and for the three and six months ended June 30, 2026, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended June 30, 2026	Percentage of Total Investment Income for the six months ended June 30, 2026	Percentage of Total Assets as of June 30, 2026
AI Software, LLC d/b/a Capacity	—	14.4%	1.1%

As of December 31, 2025 and for the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, the Company had the following portfolio companies that individually accounted for 10% or more of the Company's aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for Three Months Ended June 30, 2025	Percentage of Total Investment Income for period from the Commencement of Operations through June 30, 2025	Percentage of Total Assets as of December 31, 2025
Youth Opportunity Investments, LLC	19.5%	20.2%	5.2%
FanFixApp, LLC	21.5%	21.0%	6.9%

Transactions related to investments in non-controlled / affiliated companies for the three and six months ended June 30, 2026 were as follows:

Portfolio Company	Fair Value as of March 31, 2026	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2026	Interest Income
Non-Controlled / Affiliated Investments
Roq.Ad, Inc.	$—	$14,168,411	$—	$(79,724)	$14,088,687	$427,041
Total Investments	$—	$14,168,411	$—	$(79,724)	$14,088,687	$427,041

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2026	Interest Income
Non-Controlled / Affiliated Investments
Roq.Ad, Inc.	$—	$14,168,411	$—	$(79,724)	$14,088,687	$427,041
Total Investments	$—	$14,168,411	$—	$(79,724)	$14,088,687	$427,041

a.
Gross additions may include increases in the cost basis of investments resulting from new investments, amount related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this affiliated category from a different category.
b.
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the three months ended June 30, 2025, or for the period from the Commencement of Operations through June 30, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$216,706,457	$216,706,457
Second lien senior secured term loans	-	-	4,454,058	4,454,058
Equity	-	-	3,066,668	3,066,668
Warrants	-	-	11,260,473	11,260,473
Total investments before cash equivalents	$-	$-	$235,487,656	$235,487,656
Money market treasury fund	513,848	-	-	513,848
Total investments after cash equivalents	$513,848	$—	$235,487,656	$236,001,504

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$167,303,857	$167,303,857
Second lien senior secured term loans	-	-	9,605,804	9,605,804
Warrants	-	-	8,704,217	8,704,217
Total investments before cash equivalents	$-	$-	$185,613,878	$185,613,878
Money market treasury fund	370,052	-	-	370,052
Total investments after cash equivalents	$370,052	$—	$185,613,878	$185,983,930

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs:

	For the Three Months Ended June 30, 2026
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at March 31, 2026	$168,193,230	$10,349,045	$666,668	$8,770,488	$187,979,431
Transfers between investment types	5,909,770	(5,909,770)	-	-	-
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	49,933,348	-	2,400,000	2,626,477	54,959,825
Principal increase related to MOIC rollover	-	-	-	-	-
Paid-in-kind interest income	106,197	-	-	-	106,197
Proceeds from loan repayments on investments in portfolio companies	(7,441,048)	-	-	-	(7,441,048)
Net accretion of discounts and amortization of premiums on investments	1,188,473	14,783	-	-	1,203,256
Net change in unrealized gain (loss)	(1,183,513)	-	-	(136,492)	(1,320,005)
Total fair value of investments in portfolio companies at June 30, 2026	$216,706,457	$4,454,058	$3,066,668	$11,260,473	$235,487,656

	For the Six Months Ended June 30, 2026
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at December 31, 2025	$167,303,857	$9,605,804	$-	$8,704,217	$185,613,878
Transfers between investment types	5,901,311	(5,901,311)	-	-	-
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	60,237,364	-	3,066,668	2,749,461	66,053,493
Principal increase related to MOIC rollover	-	720,000	-	-	720,000
Paid-in-kind interest income	220,217	-	-	-	220,217
Proceeds from loan repayments on investments in portfolio companies	(18,448,217)	-	-	-	(18,448,217)
Net accretion of discounts and amortization of premiums on investments	3,863,749	29,565	-	-	3,893,314
Net change in unrealized gain (loss)	(2,371,824)	-	-	(193,205)	(2,565,029)
Total fair value of investments in portfolio companies at June 30, 2026	$216,706,457	$4,454,058	$3,066,668	$11,260,473	$235,487,656

	For the three months ended June 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at March 31, 2025	$50,344,414	$-	$-	$3,961,525	$54,305,939
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	10,853,409	8,099,456	-	2,540,135	21,493,000
Paid-in-kind interest income	9,050	-	-	-	9,050
Proceeds from loan repayments on investments in portfolio companies	(1,009,375)	-	-	-	(1,009,375)
Net accretion of discounts and amortization of premiums on investments	500,130	3,540	-	-	503,670
Net change in unrealized gain (loss)	428,557	-	-	657,823	1,086,380
Total fair value of investments in portfolio companies at June 30, 2025	$61,126,185	$8,102,996	$—	$7,159,483	$76,388,664

There were no transfers into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2026, three months ended June 30, 2025, or the period from the Commencement of Operations through June 30, 2025.

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Company's investments categorized within Level 3 as of June 30, 2026 and December 31, 2025:

Investment Type	Fair Value as of June 30, 2026	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$216,706,457	Discounted cash flow	Discount rate	11.8% - 27.3% (15.6%)	Decrease
Second lien senior secured term loans	4,454,058	Discounted cash flow	Discount rate	15.3% - 16.4% (15.7%)	Decrease
Equity	666,668	Recent transaction	N/A	N/A	N/A
	2,400,000	Market Approach	N/A	N/A	N/A
Warrants	7,831,680	Market approach	Revenue Multiples	0.75 - 17.74 (4.75)	Increase
		Market approach	Volatility	37.5% - 137.5% (86.8%)	Increase
		Market approach	Estimated time to exit (in years)	1.2 - 5.0 (4.69)	Decrease
	1,307,168	Market approach	Revenue Multiples	1.28 - 9.17 (2.32)	Increase
	2,121,625	Market approach	EBITDA Multiples	10.00 - 10.00 (10.00)³	Increase
Total	$235,487,656

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

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of June 30, 2026, the Company had the following commitments to fund delayed draw term loans and revolvers.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
Clean Connect AI	Application Software	Delayed draw term loan	$1,500,000	$-	$1,500,000
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	3,000,000	2,400,000	600,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	800,000	14,000,000
ADG Technology Inc dba Carry 1st	Business Services	Delayed draw term loan	1,950,000	-	1,950,000
CoreX, Inc.	Business Services	Revolver	12,500	409	12,091
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Koala Eco Company	Consumer Discretionary	Delayed draw term loan	1,940,000	-	1,940,000
Koala Eco Company	Consumer Discretionary	Revolver	12,500	13	12,487
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	6,000,000	12,000,000
Nickey Kehoe Inc.	Consumer Discretionary	Revolver	25,000	-	25,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Cleveland Kitchen	Food & Beverage	Delayed draw term loan	2,440,000	-	2,440,000
Cleveland Kitchen	Food & Beverage	Revolver	12,500	7,535	4,965
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Slate Milk, Inc	Food & Beverage	Delayed draw term loan	3,992,000	-	3,992,000
Slate Milk, Inc	Food & Beverage	Revolver	12,500	4,167	8,333
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,000,000	-	2,000,000
Fortem Technologies, Inc.	Technology – Aerospace	Delayed draw term loan	5,000,000	2,000,000	3,000,000
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Stake Network Inc	Technology – Property	Delayed draw term loan	2,450,000		2,450,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	3,500,000	7,000,000
Total			$93,647,000	$16,712,124	$76,934,876

1.
The unfunded delayed draw term loans and revolvers may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of June 30, 2026, $12.6 million, in aggregate, was available to be drawn upon by eight portfolio companies at their discretion.

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

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of December 31, 2025, $4.8 million, in aggregate, was available to be drawn upon by two portfolio companies at their discretion.

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

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of June 30, 2026 or December 31, 2025.

See Note 3 – Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

The Company has entered into a Loan and Security Agreement with the KeyBank National Association (the "KeyBank Credit Agreement"), under which the Company established a $125,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of June 30, 2026 and December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement.

As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement. The Company paid $0 and $41,365 of debt issuance costs for the three and six months ended June 30, 2026, respectively, and $10,582 and $1,285,724 for the three months ended June 30, 2025 and period from the Commencement of Operations through June 30, 2025, respectively. As of June 30, 2026, the Company had $92,903,869 of gross outstanding borrowings under the line of credit, incurring $1,144,896 of interest expense with a weighted average interest rate of 6.89% for the three months ended June 30, 2026, and interest expense of $2,085,426 with a weighted average interest rate of 6.91% for six months ended June 30, 2026. As of June 30, 2025, the Company had $25,000,000 of gross outstanding borrowings under the line of credit, incurring $25,344 of interest expense with a weighted average interest rate of 8.07% for the three months ended June 30, 2025, and interest expense of $39,864 with a weighted average interest rate of 8.07% for the period from the Commencement of Operations through June 30, 2025.

The Company had average gross outstanding borrowings of $65,718,572 and $60,010,192 for the three and six months ended June 30, 2026, respectively. The Company had average gross outstanding borrowings of $1,241,758 and $1,449,383 for the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, respectively. Additionally, the Company incurred unused borrowing fees of $108,048, at a rate of 0.70%, and $240,645, at a rate of 0.72%, for the three and six months ended June 30, 2026, respectively. The Company incurred unused borrowing fees of $139,833 and $188,484, at a rate of 0.75%, for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company incurred $99,524 and $208,796 of debt financing costs, respectively. During the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, the Company incurred $63,757 and $21,252 of debt financing costs, respectively. The interest expense, unused borrowing fees, and debt financing costs are included in interest expense and other debt fees on the Consolidated Statement of Operations.

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

The following table summarizes the assets and liabilities acquired from the Legacy Fund in the Formation Transaction:

March 3, 2025
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost of $41,412,298)	$41,412,298
Cash and cash equivalents	27,586,601
Interest receivable	416,919
Total assets	$69,415,818
Liabilities
Management fees payable	$179,955
Incentive fees payable	248,448
Accrued audit and tax fees	74,000
Accrued expenses and other liabilities	15,000
Distribution payable	832,648
Total liabilities	$1,350,051
Net assets acquired	$68,065,767

The following tables summarize transactions in Shares for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	406,092	$10,395,950	650,150	$16,260,250
Net increase (decrease)	406,092	$10,395,950	650,150	$16,260,250

The following tables summarize transactions in Shares for the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025:

	Six Months Ended June 30, 2026		For the period from the Commencement of Operations through June 30, 2025
	Shares	Amount	Shares	Amount
Shares
Issuance of shares related to Formation Transaction[1]	-	$-	2,722,631	$68,065,767
Subscriptions	944,482	24,076,450	650,150	16,260,250
Net increase (decrease)	944,482	$24,076,450	3,372,781	$84,326,017

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01
June 30, 2025	$25.27
September 30, 2025	$25.31
December 31, 2025	$25.41
March 31, 2026	$25.60
June 30, 2026	$25.37

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through June 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.92	$4,807,876
June 30, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.87	$4,899,879

a.
The Company acquired a distribution payable of $832,648 in association with the Formation Transaction.

No other distributions were made to Shareholders during the three and six months ended June 30, 2026, the three months ended June 30, 2025, or the period from the Commencement of Operations through June 30, 2025.

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

The Company did not make any share repurchases for the three and six months ended June 30, 2026, the three months ended June 30, 2025, or the period from the Commencement of Operations through June 30, 2025.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025 are as follows:

	For the Six Months Ended June 30, 2026	For the period from the Commencement of Operations through June 30, 2025
Per Share Activity
Net asset value, beginning of period	$25.41	$25.00
Net investment income (loss)[1]	2.22	0.59
Net realized and unrealized gain (loss)[1]	(0.47)	0.32
Net increase (decrease) in net assets resulting from operations	1.75	0.91
Distribution paid (declared) to shareholders[2]
Distributions paid (declared) from net investment income	(1.79)	(0.64)
Net increase (decrease) in net assets resulting from distributions	(1.79)	(0.64)
Net asset value, end of period	$25.37	$25.27
Total return[3]	6.89%	3.64%
Number of Shares outstanding at end of period	5,632,045	3,373,781
Ratios to Average Net Assets:
Net assets, end of period	$142,909,694	$85,245,678
Ratio of net investment income (loss) to average net assets[4]	16.39%	9.08%
Ratio of total expenses to average net assets[4]	9.81%	5.06%
Ratio of total expenses, excluding incentive fees[4]	7.14%	4.33%
Portfolio turnover[5]	11.16%	0.00%

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
3.
Total return is not annualized and represents the total return for the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in NAV per Share during the period plus declared distributions per Share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
4.
The ratio reflects an annualized amount, except in the case of non-recurring fees and expenses (i.e., capital gains incentive fees, reimbursement of organizational expenses paid by the Investment Adviser, business licenses and permits fees).
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

Share Issuance

Effective July 1, 2026, the Company sold 666,496 Shares at a price per Share of $25.37 (with the final number of shares being determined on July 16, 2026) to accredited investors in a private placement of Shares for an aggregate offering price of $16,909,000.

Distributions

On July 15, 2026, the Company paid a distribution of $0.87 per Share to shareholders of record as of June 30, 2026, for a total amount of $4,899,879.

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

As of June 30, 2026 and December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025. Milestone 2 was achieved as of January 2, 2026. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025 and January 1, 2026 for the achievement of Milestone 1 and Milestone 2, respectively. As of June 30, 2026, achievement of Milestone 3 was deemed probable based on subscriptions from external subscribers. Accordingly, reimbursement of organization and offering costs was deemed probable as of June 30, 2026, and therefore, the Company has recorded a liability of $150,000 payable to the Investment Adviser as of June 30, 2026. As of and for the period ended June 30, 2026, $31,025 of deferred offering costs has been amortized and $69,807 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. As of and for the period from the Commencement of Operations through June 30, 2025, no deferred offering costs were amortized or recorded in prepaid expenses and other assets on the consolidated statements of assets and liabilities. No organizational and offering costs were incurred by the Company during the three and six months ended June 30, 2026 and the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025.

Portfolio and Investment Activity

As of June 30, 2026, the fair value of our investments was approximately $235,487,656. For the three and six months ended June 30, 2026, the Company acquired $55.8 million and $67.0 million aggregate principal amount of investments, which includes $2.4 million and $3.1 million of equity investments, respectively.

For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Company acquired $21.8 million and $34.8 million aggregate principal amount of investments.

The composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$38,604,265	$38,604,265	93.2%
Warrants	2,808,033	2,808,033	6.8%
Total	$41,412,298	$41,412,298	100.0%

The industry composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Education	$5,894,685	$5,894,685	14.2%
Food & Beverage	2,971,281	2,971,281	7.2%
Health & Wellness	12,652,726	12,652,726	30.5%
Technology – Aerospace	4,458,657	4,458,657	10.8%
Technology – Business	8,485,437	8,485,437	20.5%
Technology – Consumer	4,009,478	4,009,478	9.7%
Technology – Health & Wellness	2,940,034	2,940,034	7.1%
Total	$41,412,298	$41,412,298	100.0%

Our investment activity for the three months ended June 30, 2026 and 2025 is presented below:

	June 30, 2026	June 30, 2025
Investments:
Total fair value of investments, beginning of period	$187,979,431	$54,305,939
Payments for purchases of investments in portfolio companies	55,793,563	21,800,000
Principal increase related to MOIC rollover	—	—
Paid-in-kind interest income	106,197	9,050
Proceeds from loan repayments on investments in portfolio companies	(7,441,048)	(1,009,375)
Proceeds from deferred loan fees	(833,738)	(307,000)
Amortization of deferred loan fees and prepaid agency fees	404,239	104,638
Accretion of warrant discount	799,017	399,032
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(1,240,281)	1,086,380
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(79,724)	—
Total Fair Value of Investments, End of Period	$235,487,656	$76,388,664

Number of portfolio companies	45	15

Our investment activity for the six months ended June 30, 2026 and the period from the Commencement of Operations through June 30, 2025 is presented below:

	For the Six Months Ended June 30, 2026	For the period from the Commencement of Operations through June 30, 2025
Investments:
Total fair value of investments, beginning of period	$185,613,878	$-
Investments acquired from the Legacy Fund	—	41,412,298
Payments for purchases of investments in portfolio companies	67,010,231	34,800,000
Principal increase related to MOIC rollover	720,000	—
Paid-in-kind interest income	220,217	10,566
Proceeds from loan repayments on investments in portfolio companies	(18,448,217)	(1,118,750)
Proceeds from deferred loan fees	(956,738)	(469,500)
Amortization of deferred loan fees and prepaid agency fees	825,400	140,573
Accretion of warrant discount	3,067,914	538,406
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(2,485,305)	1,075,071
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(79,724)	—
Total Fair Value of Investments, End of Period	$235,487,656	$76,388,664

Number of portfolio companies	45	15

The composition of the investment portfolio at cost and fair value consisted of the following:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$217,529,477	$216,706,457	92.0%	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	4,454,058	4,454,058	1.9%	9,605,804	9,605,804	5.2%
Equity	3,066,668	3,066,668	1.3%	-	-	—
Warrants	11,146,573	11,260,473	4.8%	8,397,115	8,704,217	4.7%
Total	$236,196,776	$235,487,656	100.0%	$183,757,969	$185,613,878	100.0%

The industry composition of investments at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$17,071,053	$16,943,281	7.2%	$10,201,918	$10,184,487	5.5%
Automotive Services	1,994,498	1,994,498	0.8%	1,193,420	1,193,420	0.6%
Business Services	29,207,036	28,929,319	12.3%	22,648,734	22,648,734	12.2%
Consumer Discretionary	6,637,392	6,655,955	2.8%	-	-	—
Consumer Finance	7,974,939	8,057,603	3.4%	3,985,680	3,996,494	2.2%
Consumer Services	2,436,855	2,436,855	1.0%	2,393,090	2,393,090	1.3%
Data Processing	8,941,795	9,562,163	4.1%	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,961,916	18,392,534	7.8%	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,142,420	11,068,166	4.7%	11,100,234	11,100,234	6.0%
Education	7,934,672	7,886,663	3.3%	7,892,849	7,854,920	4.2%
Food & Beverage	15,380,250	15,443,900	6.6%	2,983,750	3,047,400	1.6%
Health & Wellness	15,751,903	16,353,350	7.1%	13,025,430	14,062,825	7.6%
Technology – Aerospace	5,125,238	5,397,884	2.3%	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,124,189	3,124,189	1.3%	3,118,623	3,118,623	1.7%
Technology – Business	18,521,090	18,238,736	7.7%	15,529,561	15,554,042	8.4%
Technology – Communication	3,946,463	3,946,463	1.7%	2,750,038	2,750,038	1.5%
Technology – Consumer	13,832,005	12,617,905	5.4%	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	5,786,947	5,985,296	2.5%	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	15,236,778	14,894,759	6.3%	9,249,642	9,080,676	4.9%
Technology – Marketplace	13,436,621	12,805,421	5.4%	13,198,711	13,198,711	7.1%
Technology – Property	4,386,304	4,386,304	1.9%	2,402,326	2,402,326	1.3%
Transportation	10,366,412	10,366,412	4.4%	6,901,348	6,901,348	3.7%
Total	$236,196,776	$235,487,656	100.0%	$183,757,969	$185,613,878	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026				December 31, 2025
	Cost		Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States
Mid-Atlantic	$13,737,611	$—	$13,762,092	5.8%	$13,586,398	$13,610,879	7.3%
Midwest	35,585,072	$—	36,713,421	15.6%	28,817,443	30,926,505	16.7%
Mountain	19,399,312	$—	19,665,317	8.4%	14,996,337	15,082,416	8.1%
Northeast	53,274,457	$—	52,277,269	22.2%	27,953,166	27,709,102	14.9%
Southwest	30,042,655	$—	29,422,920	12.5%	23,974,471	23,805,505	12.8%
West	68,062,007	$—	67,857,810	28.8%	61,942,639	61,991,956	33.4%
International
British Virgin Islands	666,668		666,668	0.3%	0	0	—
Canada	1,033,472		1,033,472	0.4%	1,018,769	1,018,769	0.5%
Germany	14,395,522		14,088,687	6.0%	11,468,746	11,468,746	6.2%
Total	$236,196,776		$235,487,656	100%	$183,757,969	$185,613,878	100%

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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value:

	June 30, 2026		December 31, 2025
Investment Risk Rating	Fair Value	% of Total Debt Investments at Fair Value	Fair Value	% of Total Debt Investments at Fair Value
1	$—	—	$—	—
2	5,169,677	2.3%	—	—
3	2,596,602	1.2%	—	—
4	169,668,445	76.7%	176,909,661	100.0%
5	43,725,791	19.8%	—	—
Total	$221,160,515	100.0%	$176,909,661	100.0%

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, and/or if our management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of June 30, 2026 and December 31, 2025, no loans to portfolio companies were on non-accrual status.

Results of Operations

The following table represents the operating results for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Total investment income	$8,436,961	$2,848,020
Net expenses	3,467,936	1,383,201
Net investment income	4,969,025	1,464,819
Net change in unrealized gain (loss)	(1,320,005)	1,086,380
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,649,020	$2,551,199

The following table represents the operating results for the six months ended June 30, 2026 and the period from the Commencement of Operations through June 30, 2025:

	For the Six Months Ended June 30, 2026	For the period from the Commencement of Operations through June 30, 2025
Total investment income	$18,681,635	$3,695,789
Net expenses	6,702,810	1,808,001
Net investment income	11,978,825	1,887,788
Net change in unrealized gain (loss)	(2,565,029)	1,075,071
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,413,796	$2,962,859

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
From non-controlled / non-affiliated investments:
Interest income	$6,533,265	$2,106,894
OID accretion	402,550	98,908
PIK interest	106,197	9,048
Fee income	128,750	-
Warrant accretion	787,526	399,032
Amendment fee accretion	7,924	5,731
Total from non-controlled / non-affiliated investments:	7,966,212	2,619,613
From non-controlled / affiliated investments:
Interest income	410,990	-
OID accretion	4,560	-
Warrant accretion	11,491	-
Total from non-controlled / affiliated investments:	427,041	-
Other interest income	43,708	228,407
Total Investment Income	$8,436,961	$2,848,020

Investment income for the six months ended June 30, 2026 and the period from the Commencement of Operations through June 30, 2025 was as follows:

	For the Six Months Ended June 30, 2026	For the period from the Commencement of Operations through June 30, 2025
From non-controlled / non-affiliated investments:
Interest income	$13,208,526	$2,739,409
OID accretion	832,914	132,752
PIK interest	220,217	10,564
Fee income	848,750	-
Warrant accretion	3,056,423	538,406
Amendment fee accretion	15,845	7,822
Total from non-controlled / non-affiliated investments:	18,182,675	3,428,953
From non-controlled / affiliated investments:
Interest income	410,990	-
OID accretion	4,560	-
Warrant accretion	11,491	-
Total from non-controlled / affiliated investments:	427,041	-
Other interest income	71,919	266,836
Total Investment Income	$18,681,635	$3,695,789

For the three months ended June 30, 2026 and 2025, total investment income was $8,436,961 and $2,848,020, respectively, the majority of which was driven by interest income on the senior secured term loan investments.

For the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, total investment income was $18,681,635 and $3,695,789, respectively, the majority of which was driven by interest income on the senior secured term loan investments.

For the three months ended June 30, 2026 and 2025, total investment income excluding accretion from warrant investments and non-recurring fee income was $7,594,236 and $2,220,581, respectively, which represents an effective cash yield of 15.2% and 7.5%, respectively, on the weighted average unpaid principal of investments during the period. For the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, total investment income excluding accretion from warrant investments and non-recurring fee income, was $14,821,802 and $2,890,547, respectively, which represents an effective cash yield of 15.6% and 10.0%, respectively, on the weighted average unpaid principal of investments during the periods. The effective cash yield excludes the impact of warrant accretion and non-recurring fee income, and is annualized for the quarter. The effective cash yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the effective yield will remain at its current level.

Expenses

Total expenses for the three months ended June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
Interest expense	$1,352,468	$228,934
Base Management Fees	802,436	247,544
Income Incentive Fees	855,326	295,924
Capital Gains Incentive Fees	(122,177)	212,085
Professional fees	263,671	264,547
Board of Trustees’ expense	38,000	39,322
Administration fees	60,717	65,510
Reimbursement of organizational expenses paid by the Investment Adviser	103,462	—
Amortization of deferred offering costs	15,513	—
Other general and administrative expenses	98,520	29,335
Total expenses	$3,467,936	$1,383,201

Total expenses for the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025 were as follows:

	For the Six Months Ended June 30, 2026	For the period from the Commencement of Operations through June 30, 2025
Interest expense	$2,534,867	$313,357
Base Management Fees	1,510,453	305,002
Income Incentive Fees	2,048,484	370,164
Capital Gains Incentive Fees	(371,182)	209,823
Professional fees	502,768	403,643
Board of Trustees’ expense	77,580	77,322
Administration fees	112,785	88,839
Reimbursement of organizational expenses paid by the Investment Adviser	103,462	—
Amortization of deferred offering costs	31,025	—
Other general and administrative expenses	152,568	39,851
Total expenses	$6,702,810	$1,808,001

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

Management Fees

For the three and six months ended June 30, 2026, Base Management Fees were $802,436 and $1,510,453, respectively. For the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, Base Management Fees were $247,544 and $305,002, respectively. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three and six months ended June 30, 2026, Incentive Fees were $733,149 and $1,677,302, respectively. For the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, Incentive Fees were $508,008 and $579,987, respectively. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Agreements and Related Party Transactions.

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

Income Taxes

The Company qualifies and has elected to be treated as a RIC under Subchapter M of the Code. To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

For the three and six months ended June 30, 2026, the six months ended June 30, 2025, and for the period from the Commencement of Operations through June 30, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	June 30, 2026	June 30, 2025
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	$(1,240,281)	$1,086,380
Net change in unrealized gain (loss) on non-controlled / affiliated investments	(79,724)	—
Net Change in Unrealized Gain (Loss) on Investments	$(1,320,005)	$1,086,380

	For the Six Months Ended June 30, 2026	For the period from the Commencement of Operations through June 30, 2025
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	$(2,485,305)	$—
Net change in unrealized gain (loss) on non-controlled / affiliated investments	(79,724)	1,075,071
Net Change in Unrealized Gain (Loss) on Investments	$(2,565,029)	$1,075,071

The net change in unrealized gains (losses) for the three and six months ended June 30, 2026 was due to the depreciation of value in the Company’s portfolio investments. The net change in unrealized gains (losses) for the six months ended June 30, 2026 included the reversal of a previously recorded $1.2 million unrealized gain related to the Company's first lien senior secured term loan investment in AI Software, LLC d/b/a/ Capacity, which paid off in February 2026. The The net change in unrealized gains (losses) for the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025 was due to the appreciation of value in the Company’s portfolio investments.

Financial Condition, Liquidity and Capital Resources

The Company generates cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of its investments. It may also fund a portion of its investments with borrowings under the KeyBank Credit Facility, and issuances of senior securities, including before it has fully invested the proceeds of the Private Offering. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. As of June 30, 2026, $11,927,804 was available to be drawn under the KeyBank Credit Facility.

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

The following table sets forth Share issuances life-to-date through the period ended June 30, 2026.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250
July 1, 2025	$25.27	495,706	$12,526,500
October 1, 2025	$25.31	818,076	$20,705,500
January 2, 2026	$25.41	538,390	$13,680,500
April 1, 2026	$25.60	406,092	$10,395,950
July 1, 2026	$25.37	666,496	$16,909,000

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through June 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.92	$4,807,876
June 30, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.87	$4,899,879

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

The Company did not make any Share repurchases for the three and six months ended June 30, 2026, the three months ended June 30, 2025, or from the period from the Commencement of Operations through June 30, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, our Board of Trustees, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial shareholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of June 30, 2026, our asset coverage ratio was approximately 254%. Our asset coverage ratio per unit, which is calculated by multiplying the asset coverage ratio by one thousand, was approximately $2,538.

The Company has entered into a Loan and Security Agreement with the KeyBank National Association, as syndication agent, as agent for the lenders and as the lender, (the "KeyBank Credit Agreement"), under which the Company established a $125,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of June 30, 2026 and December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement.

As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement. The Company paid $0 and $41,365 of debt issuance costs for the three and six months ended June 30, 2026, respectively, and $10,582 and $1,285,724 for the three months ended June 30, 2025 and period from the Commencement of Operations through June 30, 2025, respectively. As of June 30, 2026, the Company had $92,903,869 of gross outstanding borrowings under the line of credit, incurring $1,144,896 of interest expense with a weighted average interest rate of 6.89% for the three months ended June 30, 2026, and interest expense of $2,085,426 with a weighted average interest rate of 6.91% for six months ended June 30, 2026. As of June 30, 2025, the Company had $25,000,000 of gross outstanding borrowings under the line of credit, incurring $25,344 of interest expense with a weighted average interest rate of 8.07% for the three months ended June 30, 2025, and interest expense of $39,864 with a weighted average interest rate of 8.07% for the period from the Commencement of Operations through June 30, 2025.

The Company had average gross outstanding borrowings of $65,718,572 and $60,010,192 for the three and six months ended June 30, 2026, respectively. The Company had average gross outstanding borrowing of $1,241,758 and $1,449,383 for the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, respectively. Additionally, the Company incurred $108,048, at a rate of 0.70%, and $240,645, at a rate of 0.72%, for the three and six months ended June 30, 2026, respectively. The Company incurred unused borrowing fees of $139,833 and $188,484, at a rate of 0.75%, for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company incurred $99,524 and $208,796 of debt financing costs, respectively. During the three months ended June 30, 2025 and the period from the Commencement of Operations through June 30, 2025, the Company incurred $63,757 and $21,252 of debt financing costs, respectively. The interest expense, unused borrowing fees, and debt financing costs are included in interest expense and other debt fees on the Consolidated Statement of Operations.

The Company had $92.9 million of gross outstanding borrowings as of June 30, 2026 and did not have any preferred shares issued and outstanding as of June 30, 2026. As of June 30, 2026, the Company was in compliance with the 150% asset coverage requirement under the 1940 Act.

Commitments and Off-Balance Sheet Arrangements

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of June 30, 2026, the Company had the following commitments to fund delayed draw term loans and revolvers.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
Clean Connect AI	Application Software	Delayed draw term loan	$1,500,000	$-	$1,500,000
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	3,000,000	2,400,000	600,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	14,800,000	800,000	14,000,000
ADG Technology Inc dba Carry 1st	Business Services	Delayed draw term loan	1,950,000	-	1,950,000
CoreX, Inc.	Business Services	Revolver	12,500	409	12,091
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Koala Eco Company	Consumer Discretionary	Delayed draw term loan	1,940,000	-	1,940,000
Koala Eco Company	Consumer Discretionary	Revolver	12,500	13	12,487
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	6,000,000	12,000,000
Nickey Kehoe Inc.	Consumer Discretionary	Revolver	25,000	-	25,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Cleveland Kitchen	Food & Beverage	Delayed draw term loan	2,440,000	-	2,440,000
Cleveland Kitchen	Food & Beverage	Revolver	12,500	7,535	4,965
Epigenetics Labs d/b/a Organixx	Food & Beverage	Delayed draw term loan	500,000	-	500,000
Slate Milk, Inc	Food & Beverage	Delayed draw term loan	3,992,000	-	3,992,000
Slate Milk, Inc	Food & Beverage	Revolver	12,500	4,167	8,333
Happy Head, Inc.	Health & Wellness	Delayed draw term loan	2,000,000	-	2,000,000
Fortem Technologies, Inc.	Technology – Aerospace	Delayed draw term loan	5,000,000	2,000,000	3,000,000
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Hearth Display, Inc.	Technology – Consumer	Delayed draw term loan	16,000,000	2,000,000	14,000,000
Predictive Fitness, Inc.	Technology – Health & Wellness	Delayed draw term loan	3,000,000	-	3,000,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Delayed draw term loan	3,500,000	-	3,500,000
Stake Network Inc	Technology – Property	Delayed draw term loan	2,450,000		2,450,000
Spotter Labs Inc.	Transportation	Delayed draw term loan	10,500,000	3,500,000	7,000,000
Total			$93,647,000	$16,712,124	$76,934,876

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent upon the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of June 30, 2026, $12.6 million, in aggregate, was available to be drawn upon by eight portfolio companies at their discretion.

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

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of December 31, 2025, $4.8 million, in aggregate, was available to be drawn upon by two portfolio companies at their discretion.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

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

See Note 3 – Agreements and Related Party Transactions.

Recent Developments

Subscriptions

Effective July 1, 2026, the Company issued an aggregate of 666,496 Shares at a price per share of $25.37 (with the final number of shares being determined on July 16, 2026) to accredited investors in a private placement of Shares for an aggregate offering price of $16,909,000.

	NAV	Shares	Amount
July 1, 2026	$25.37	666,496	$16,909,000

Investment Activity

From July 1, 2026 through the date of this report, the Company has invested $8 million into two existing portfolio companies.

Distributions

On July 15, 2026, the Company paid a distribution of $0.87 per Share to shareholders of record as of June 30, 2026, for a total amount of $4,899,879.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we will fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $92.9 million of gross debt obligations outstanding as of June 30, 2026, and $66.8 million at December 31, 2025. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: August 10, 2026

LAGO Evergreen Credit

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer
Date: August 10, 2026