Form 10-Q
period 2026-09-30
LAGO Evergreen Credit
filed 2026-11-05
CIK 2043759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 6,899,898 shares of beneficial interest, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAGO Evergreen Credit

Consolidated Statements of Assets and Liabilities

	September 30, 2026
	(unaudited)	December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $232,217,017 and $183,757,969 at September 30, 2026 and December 31, 2025, respectively)	$231,268,815	$185,613,878
Non-controlled / affiliated investments (cost of $14,365,522 and $0 at September 30, 2026 and December 31, 2025, respectively)	14,869,687	-
Total investments, at fair value (cost of $246,582,539 and $183,757,969 at September 30, 2026 and December 31, 2025, respectively)	246,138,502	185,613,878
Cash and cash equivalents	1,420,739	571,695
Restricted cash	374,331	2,708,324
Interest receivable	2,413,622	1,899,745
Prepaid expenses and other assets	178,108	87,402
Total assets	$250,525,302	$190,881,044
Liabilities
Line of credit (net of deferred financing costs of $1,680,449 and $1,552,114 at September 30, 2026 and December 31, 2025, respectively)	$82,180,119	$65,243,355
Base Management Fees payable	912,539	583,413
Income Incentive Fees payable	882,486	691,016
Capital Gains Incentive Fees payable	44,466	371,182
Accrued Board of Trustees’ fees	38,000	38,000
Accrued audit and tax fees	124,300	233,999
Organizational costs payable to the Investment Adviser	-	68,975
Offering costs payable to the Investment Adviser	-	31,025
Interest payable	501,541	402,209
Distribution payable	5,605,702	3,937,553
Accrued expenses and other liabilities	135,420	153,114
Total liabilities	$90,424,573	$71,753,841
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (6,298,541 and 4,687,563 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	62,985	46,876
Paid-in-capital in excess of par value	158,505,482	117,536,141
Total distributable earnings (loss)	1,532,262	1,544,186
Total net assets	160,100,729	119,127,203
Total liabilities and net assets	$250,525,302	$190,881,044
Net asset value per share	$25.42	$25.41

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30, 2026	September 30, 2025	For the Nine Months Ended September 30, 2026	For the period March 3, 2025 (“Commencement of Operations”) through September 30, 2025

Investment income:
From non-controlled / non-affiliated investments:
Interest income	$8,219,777	$4,498,062	$25,333,484	$7,916,449
Paid-in-kind interest income	112,461	69,638	332,678	80,204
Fee income	60,000	-	908,750	-
Total investment income from non-controlled / non-affiliated investments:	8,392,238	4,567,700	26,574,912	7,996,653
From non-controlled / affiliated investments:
Interest income	423,818	-	850,859	-
Total investment income from non-controlled / affiliated investments:	423,818	-	850,859	-
Other interest income	30,856	87,170	102,774	354,006
Total investment income	8,846,912	4,654,870	27,528,545	8,350,659
Expenses:
Interest expense and other debt fees	1,668,163	495,206	4,203,030	808,563
Base Management Fees	912,539	376,581	2,422,992	681,583
Income Incentive Fees	882,486	472,428	2,930,969	842,592
Capital Gains Incentive Fees	44,466	34,123	(326,716)	243,946
Professional fees	206,428	433,676	709,196	837,319
Board of Trustees’ fees	40,501	38,000	118,081	115,322
Administration fees	64,386	47,115	177,171	135,954
Reimbursement of organizational expenses paid by the Investment Adviser	-	68,975	103,462	68,975
Amortization of deferred offering costs	27,147	-	58,172	-
Other general and administrative expenses	44,509	44,987	197,076	84,838
Total expenses	3,890,625	2,011,091	10,593,433	3,819,092
Net investment income (loss)	4,956,287	2,643,779	16,935,112	4,531,567
Net realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled / non-affiliated investments	666,367	-	666,367	-
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(545,917)	170,619	(3,031,222)	1,245,690
Net change in unrealized gain (loss) on non-controlled / affiliated investments	811,000	-	731,276	-
Net realized and unrealized gain (loss) on investments	931,450	170,619	(1,633,579)	1,245,690
Net increase (decrease) in net assets resulting from operations	$5,887,737	$2,814,398	$15,301,533	$5,777,257

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the three months ended September 30, 2025	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at June 30, 2025	3,373,781	$33,738	$84,317,279	$894,661	85,245,678
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	2,643,779	2,643,779
Net change in unrealized gain (loss) on investments	-	-	-	170,619	170,619
Distributions declared to shareholders	-	-	-	(2,631,251)	(2,631,251)
Issuance of common shares	495,706	4,957	12,521,543	-	12,526,500
Total increase for the three months ended September 30, 2025	495,706	4,957	12,521,543	183,147	12,709,647
Balance at September 30, 2025	$3,869,487	$38,695	$96,838,822	$1,077,808	$97,955,325

	Common Shares
For the three months ended September 30, 2026	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at June 30, 2026	5,632,045	$56,321	$141,603,146	$1,250,227	$142,909,694
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	4,956,287	4,956,287
Net realized gain (loss) on investments	-	-	-	666,367	666,367
Net change in unrealized gain (loss) on investments	-	-	-	265,083	265,083
Distributions declared to shareholders	-	-	-	(5,605,702)	(5,605,702)
Issuance of common shares	666,496	6,664	16,902,336	-	16,909,000
Total increase for the three months ended September 30, 2026	666,496	6,664	16,902,336	282,035	17,191,035
Balance at September 30, 2026	6,298,541	$62,985	$158,505,482	$1,532,262	$160,100,729

LAGO Evergreen Credit

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Shares
For the period March 3, 2025 (“Commencement of Operations”) through September 30, 2025	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at March 3, 2025 (“Commencement of Operations”)	1,000	$10	$24,990	$-	$25,000
Issuance of shares related to Formation Transaction[1]	2,722,631	27,226	68,038,541	-	68,065,767
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	4,531,567	4,531,567
Net change in unrealized gain (loss) on investments	-	-	-	1,245,690	1,245,690
Distributions declared to shareholders	-	-	-	(4,699,449)	(4,699,449)
Issuance of common shares	1,145,856	11,459	28,775,291	—	28,786,750
Total increase for the period from the Commencement of Operations through September 30, 2025	3,868,487	38,685	96,813,832	1,077,808	97,930,325
Balance at September 30, 2025	$3,869,487	$38,695	$96,838,822	$1,077,808	$97,955,325

1 See Note 1 – Organization for further information related to the Formation Transaction.

	Common Shares
For the nine months ended September 30, 2026	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balance at December 31, 2025	4,687,563	$46,876	$117,536,141	$1,544,186	$119,127,203
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	16,935,112	16,935,112
Net realized gain (loss) on investments	-	-	-	666,367	666,367
Net change in unrealized gain (loss) on investments	-	-	-	(2,299,946)	(2,299,946)
Distributions declared to shareholders	-	-	-	(15,313,457)	(15,313,457)
Issuance of common shares	1,610,978	16,109	40,969,341	-	40,985,450
Total increase for the nine months ended September 30, 2026	1,610,978	16,109	40,969,341	(11,924)	40,973,526
Balance at September 30, 2026	6,298,541	$62,985	$158,505,482	$1,532,262	$160,100,729

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2026	For the period March 3, 2025 (“Commencement of Operations”) through September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,301,533	$5,777,257
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on non-controlled / non-affiliated investments	(666,367)	—
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	3,031,222	(1,245,690)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(731,276)	—
Paid-in-kind interest income	(332,678)	(80,204)
Non-cash fee income	(720,000)	—
Amortization of deferred financing costs	317,961	149,509
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	(81,766,886)	(79,066,500)
Net accretion of discounts and amortization of premiums on investments	(5,243,945)	(1,493,553)
Proceeds from sales of investments	1,038,667	—
Proceeds from loan repayments on investments in portfolio companies	24,866,639	1,228,125

Changes in operating assets and liabilities:
Cash received from Formation Transaction[1]	—	27,586,601
(Increase) decrease in interest receivable	(513,877)	(974,342)
(Increase) decrease in prepaid expenses and other assets	(90,706)	(91,457)
Increase (decrease) in Base Management Fees payable	329,126	196,626
Increase (decrease) in Income Incentive Fees payable	191,470	229,172
Increase (decrease) in Capital Gains Incentive Fees payable	(326,716)	243,946
Increase (decrease) in accrued audit and tax fees	(109,699)	139,998
Increase (decrease) in organizational costs payable to the Investment Adviser	(68,975)	68,975
Increase (decrease) in offering costs payable to the Investment Adviser	(31,025)	31,025
Increase (decrease) in accrued Board of Trustees’ fees	—	38,000
Increase (decrease) in interest payable	99,332	161,408
Increase (decrease) in accrued expenses and other liabilities	(17,694)	152,853
Net cash provided by (used in) operating activities	(45,443,894)	(46,948,251)

Cash flows from financing activities:
Payment of deferred financing costs	(446,296)	(1,285,724)
Gross borrowings on line of credit	94,280,171	88,000,000
Repayments of line of credit	(77,215,072)	(45,727,772)
Proceeds from issuance of common shares	40,985,450	28,786,750
Distributions paid	(13,645,308)	(2,900,846)
Net cash provided by (used in) financing activities	43,958,945	66,872,408

Net change in cash, cash equivalents and restricted cash	(1,484,949)	19,924,157
Cash, cash equivalents and restricted cash, beginning of period	3,280,019	25,000
Cash, cash equivalents and restricted cash, end of period	$1,795,070	$19,949,157

Supplemental Disclosure of Cash-Flow Information
Cash paid for interest	$3,785,737	$466,848
Cash paid for taxes	—	—
Issuance of common shares in connection with the Formation Transaction[1]	—	68,065,767

1 On March 3, 2025, in connection with the Formation Transaction (as defined in Note 1 – Organization), the Company acquired net assets of $68,065,767 in exchange for common shares of the Company. For further details, refer to Note 1 – Organization and Note 8 – Net assets.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Debt Investments
Application Software
Clean Connect AI	First lien senior secured term loan	SOFR + 8.0%	5/8/2029	$4,500,000	$4,209,016	$4,209,016
FlavorCloud, Inc.	Second lien senior secured term loan	SOFR + 10.5%	10/24/2028	1,500,000	1,471,067	1,471,067
Pensa Systems Inc.	First lien senior secured term loan	SOFR + 8.0%, 1.0% PIK	12/11/2028	2,822,951	2,707,904	2,707,904
SER Holdco, Inc. d/b/a SE Ranking	First lien senior secured term loan	SOFR + 8.0%	11/30/2028	8,400,000	8,284,864	8,127,674
Sub-total: Application Software				17,222,951	16,672,851	16,515,661	10.32%
Automotive Services
Stress Free Auto Care, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/1/2029	1,155,000	1,124,995	1,138,438
Stress Free Auto Care, Inc.	Delayed draw term loan	SOFR + 7.5%	2/23/2030	800,000	766,599	766,599
Sub-total: Automotive Services				1,955,000	1,891,594	1,905,037	1.19%
Business Services
ADG Technology Inc dba Carry 1st	First lien senior secured term loan	SOFR + 8.0%	3/25/2030	3,000,000	2,933,600	2,933,600
CoreX, Inc. (l)	First lien senior secured term loan	SOFR + 7.5%, 1.5% PIK	12/19/2029	5,047,253	4,970,711	4,970,711
Energize Holdings Inc dba Exos	First lien senior secured term loan	SOFR + 8.0%	10/24/2029	16,000,000	15,775,520	15,456,601
Resident Blace Holdings Inc.	First lien senior secured term loan	SOFR + 8.0%	6/25/2029	3,500,000	3,276,167	3,276,167
SNA, Inc. dba Safety Net Access	First lien senior secured term loan	SOFR + 8.0%	11/20/2028	2,100,000	1,979,383	1,979,383
Sub-total: Business Services				29,647,253	28,935,381	28,616,462	17.87%
Consumer Discretionary
Koala Eco Company (l)	First lien senior secured term loan	SOFR + 7.5%	5/4/2029	1,487,500	1,432,457	1,432,457
Nickey Kehoe Inc. (l)	First lien senior secured term loan	SOFR + 8.0%	6/24/2029	3,975,000	3,436,845	3,436,845
Olive Ateliers, Inc. (l)	First lien senior secured term loan	SOFR + 8.0%	9/29/2029	1,975,000	1,794,698	1,794,698
Princeton Carbonworks Inc.	First lien senior secured term loan	SOFR + 7.25%	4/21/2029	1,250,000	1,239,340	1,257,903
Sub-total: Consumer Discretionary				8,687,500	7,903,340	7,921,903	4.95%
Consumer Finance
Atlas Exploration, Inc.	First lien senior secured term loan	SOFR + 6.0%	6/3/2028	8,000,000	7,955,578	8,048,520
Sub-total: Consumer Finance				8,000,000	7,955,578	8,048,520	5.03%
Consumer Services
Milk + Honey Holdings LLC	First lien senior secured term loan	SOFR + 7.0%	7/11/2028	2,400,000	2,244,148	2,244,148
Sub-total: Consumer Services				2,400,000	2,244,148	2,244,148	1.40%
Data Processing
Crusoe Energy Systems (k)	First lien senior secured term loan - Tranche II	15% fixed	11/13/2029	3,378,230	3,435,493	3,462,216
Crusoe Energy Systems (k)	First lien senior secured term loan - Tranche III	13% fixed	11/13/2029	2,783,064	2,861,211	2,867,067
Sub-total: Data Processing				6,161,294	6,296,704	6,329,283	3.95%
Ecommerce – Apparel
Pant Saggin, LLC dba PSD Underwear	First lien senior secured term loan	SOFR + 6.5%	10/9/2027	11,250,000	11,163,516	11,089,259
Sub-total: Ecommerce – Apparel				11,250,000	11,163,516	11,089,259	6.93%

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Ecommerce – CPG
Beach House Group Global LLC	First lien senior secured term loan	SOFR + 8.25%, 1.75% PIK	7/28/2027	$11,027,954	$10,589,822	$11,952,709
Coravin, Inc.	First lien senior secured term loan	SOFR + 7.5%	7/29/2029	6,650,000	6,473,161	6,529,822
Sub-total: Ecommerce – CPG				17,677,954	17,062,983	18,482,531	11.54%
Education
Galileo Learning LLC	First lien senior secured term loan	SOFR + 8.5%	11/25/2027	5,775,000	5,701,395	5,735,907
Galileo Learning LLC	Delayed draw term loan	SOFR + 8.5%	11/25/2027	2,000,000	1,977,180	1,977,180
Sub-total: Education				7,775,000	7,678,575	7,713,087	4.82%
Food & Beverage
Cleveland Kitchen (l)	First lien senior secured term loan	SOFR + 7.5%	5/4/2029	2,746,435	2,682,056	2,682,056
Epigenetics Labs d/b/a Organixx	First lien senior secured term loan	SOFR + 7.0%	1/31/2027	2,662,500	2,657,500	2,715,561
Painterland Sisters, LLC (l)	First lien senior secured term loan	SOFR + 8.0%	9/10/2029	2,975,000	2,901,251	2,901,251
Slate Milk, Inc (l)	First lien senior secured term loan	SOFR + 7.5%	6/25/2029	9,984,167	8,674,602	8,674,602
Sub-total: Food & Beverage				18,368,102	16,915,409	16,973,470	10.60%
Health & Wellness
Happy Head, Inc.	First lien senior secured term loan	SOFR + 7.0%	4/1/2028	1,340,000	1,340,000	1,358,421
Youth Opportunity Investments, LLC	First lien senior secured term loan	SOFR + 7.75%	9/18/2028	12,140,625	11,865,909	11,724,975
Sub-total: Health & Wellness				13,480,625	13,205,909	13,083,396	8.17%
Technology - Aerospace
Fortem Technologies, Inc.	First lien senior secured term loan	SOFR + 7.0%	10/22/2027	5,150,000	5,109,996	5,105,314
Sub-total: Technology – Aerospace				5,150,000	5,109,996	5,105,314	3.19%
Technology - Agriculture
CamoAg Inc.	First lien senior secured term loan	SOFR + 8.0%	12/26/2029	3,150,000	3,113,948	3,113,948
Sub-total: Technology – Agriculture				3,150,000	3,113,948	3,113,948	1.94%
Technology - Business
Tulip.IO, Inc. (i)(k)	First lien senior secured term loan	PRIME + 4.0%, 3.5% PIK	11/4/2028	1,042,744	1,042,744	1,042,744
Sub-total: Technology – Business				1,042,744	1,042,744	1,042,744	0.65%
Technology – Communication
Kudo, Inc.	First lien senior secured term loan	SOFR + 7.0%	7/25/2028	4,000,000	3,871,325	3,871,325
Sub-total: Technology – Communication				4,000,000	3,871,325	3,871,325	2.42%
Technology - Consumer
Aura Home, Inc.	First lien senior secured term loan	SOFR + 6.5%	9/22/2028	7,475,000	7,351,333	7,483,943
Hearth Display, Inc. (n)	First lien senior secured term loan	SOFR + 8.0% PIK	12/31/2026	4,000,000	3,954,864	3,431,052
Hearth Display, Inc. (n)	Delayed draw term loan	SOFR + 8.0% PIK	12/31/2026	2,000,000	1,882,257	1,715,526
Sub-total: Technology - Consumer				13,475,000	13,188,454	12,630,521	7.89%

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Interest Rate (d)	Maturity Date	Principal Amount (e)	Cost	Fair Value (f)	% of Net Assets
Technology – Cybersecurity
Cyber Sepio Systems LTD dba Sepio Systems Inc.	First lien senior secured term loan	SOFR + 8.0%, 1.0% PIK	10/10/2029	$2,917,251	$2,850,489	$2,850,489
ThreatER, Inc.	First lien senior secured term loan	SOFR + 7.75%	10/24/2029	2,700,000	2,561,103	2,561,103
Sub-total: Technology – Cybersecurity				5,617,251	5,411,592	5,411,592	3.38%
Technology – Health & Wellness
GuideHealth LLC	First lien senior secured term loan	SOFR + 8.0%, 0.5% PIK	6/2/2030	6,010,090	5,767,396	5,767,396
Predictive Fitness, Inc.	First lien senior secured term loan	SOFR + 9.5%	2/25/2028	2,887,500	2,712,714	2,567,107
Tapestry Management Services Inc.	First lien senior secured term loan	SOFR + 8.0%, 0.75% PIK	8/15/2029	6,354,291	6,263,728	5,292,482
Tapestry Management Services Inc.	Revolver	SOFR + 7.36%	8/15/2028	1,588,893	1,588,893	1,588,893
Tapestry Management Services Inc.	Discretionary Revolver	SOFR + 7.36%	8/15/2028	1,400,000	1,331,385	1,331,385
Sub-total: Technology – Health & Wellness				18,240,774	17,664,116	16,547,263	10.34%
Technology - Marketplace
FanFixApp, LLC	First lien senior secured term loan	SOFR + 8.0%	3/6/2028	11,537,500	10,903,273	10,870,263
Sub-total: Technology – Marketplace				11,537,500	10,903,273	10,870,263	6.79%
Technology - Property
Domuso Inc.	Second lien senior secured term loan	SOFR + 7.0%	6/15/2029	3,120,000	2,997,773	2,997,773
Stake Network Inc	First lien senior secured term loan	SOFR + 8.25%	2/6/2029	1,250,000	1,227,014	1,227,014
Sub-total: Technology – Property				4,370,000	4,224,787	4,224,787	2.64%
Transportation
Spotter Labs Inc.	First lien senior secured term loan	SOFR + 6.75%	10/2/2029	17,500,000	17,277,879	17,277,879
Sub-total: Transportation				17,500,000	17,277,879	17,277,879	10.79%
Total non-controlled / non-affiliated debt investments				$226,708,948	$219,734,102	$219,018,393	136.80%

Investments – non-controlled / affiliated
Technology - Business
Roq.Ad, Inc. (i)(k)	First lien senior secured term loan	SOFR + 8.25%	2/27/2030	11,974,672	11,801,885	11,526,686
Sub-total: Technology – Business				11,974,672	11,801,885	11,526,686	7.20%
Total non-controlled / affiliated debt investments				$11,974,672	$11,801,885	$11,526,686	7.20%

Total: Debt Investments				$238,683,620	$231,535,987	$230,545,079	144.00%

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Investments – non-controlled / non-affiliated
Equity Investments
Application Software
Clean Connect AI	Warrants	5/8/2026	64,824	Common Stock	5/8/2036	$245,035	$245,035
FlavorCloud, Inc.	Warrants	10/24/2025	60,050	Series B-1 Preferred Stock	10/24/2035	19,500	19,500
Pensa Systems Inc.	Warrants	12/11/2025	182,970	Common Stock	12/11/2035	115,080	115,080
SER Holdco, Inc. d/b/a SE Ranking	Warrants	6/3/2025	46	Common Stock	6/3/2035	83,582	113,001
Sub-total: Application Software						463,197	492,616	0.31%
Automotive Services
Stress Free Auto Care, Inc.	Warrants	7/1/2025	(m)	Common Stock	7/1/2035	63,200	160,000
Sub-total: Automotive Services						63,200	160,000	0.10%
Business Services
ADG Technology Inc dba Carry 1st	Warrants	3/25/2026	86,181	Series B-1 Preferred Stock	3/25/2036	46,189	46,189
CoreX, Inc.	Warrants	12/19/2025	62,147	Series A-2 Units	12/19/2035	45,100	45,100
Energize Holdings Inc dba Exos	Warrants	10/24/2025	489,217	Series B Preferred Stock	10/24/2035	52,800	94,000
Resident Blace Holdings Inc.	Warrants	6/25/2026	137,530	Series A Preferred Stock	6/25/2036	210,421	210,421
Sub-total: Business Services						354,510	395,710	0.25%
Consumer Finance
Atlas Exploration, Inc.	Warrants	6/3/2025	34,502	Series B-2 Preferred Stock	6/3/2035	23,143	105,808
Sub-total: Consumer Finance						23,143	105,808	0.07%
Consumer Discretionary
Koala Eco Company	Warrants	5/4/2026	12,522	Series A Preferred Stock	5/4/2036	33,684	33,684
Nickey Kehoe Inc.	Warrants	6/24/2026	10,537	Common Stock	6/24/2036	550,980	550,980
Olive Ateliers, Inc.	Warrants	9/29/2026	60,101	Common Stock	9/29/2029	160,470	160,470
Sub-total: Consumer Discretionary						745,134	745,134	0.47%
Consumer Services
Milk + Honey Holdings LLC	Warrants	7/11/2025	5,817	Series A Preferred Units	7/11/2035	214,589	214,589
Sub-total: Consumer Services						214,589	214,589	0.13%
Data Processing
AI Software, LLC d/b/a Capacity	Warrants	6/13/2025	520,033	Series E Common Units	6/13/2035	1,860,103	2,550,762
Sub-total: Data Processing						1,860,103	2,550,762	1.59%
Ecommerce – CPG
Beach House Group Global LLC	Warrants	7/28/2025	1,682	Series D Preferred Units	7/28/2035	662,086	272,000
Coravin, Inc.	Warrants	7/29/2025	408,451	Series D-1 Preferred Stock	7/29/2035	74,900	74,900
Sub-total: Ecommerce – CPG						736,986	346,900	0.22%

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Education
Galileo Learning LLC	Warrants	3/3/2025	60	Common units	11/25/2034	52,008	20,000
Sub-total: Education						52,008	20,000	0.01%
Food & Beverage
Cleveland Kitchen	Warrants	5/4/2026	112,199	Common stock	5/1/2036	47,124	47,124
Painterland Sisters, LLC	Warrants	9/10/2026	588	Membership Interests	9/10/2036	45,141	45,141
Slate Milk, Inc	Warrants	6/25/2026	14,548	Series B Preferred Stock	6/25/2036	1,335,943	1,335,943
Sub-total: Food & Beverage						1,428,208	1,428,208	0.89%
Health & Wellness
Happy Head, Inc.	Warrants	3/3/2025	71,522	Common stock	9/30/2034	196,874	335,438
Youth Opportunity Investments, LLC	Warrants	3/3/2025	(g)	Common units	(g)	1,543,000	2,121,625
Sub-total: Health & Wellness						1,739,874	2,457,063	1.53%
Technology - Aerospace
Fortem Technologies, Inc.	Warrants	3/3/2025	409,527	Common stock	10/22/2034	24,667	210,907
Fortem Technologies, Inc.	Equity	7/9/2026	430,700	Series B Preferred Stock	N/A	1,000,000	1,000,000
Sub-total: Technology – Aerospace						1,024,667	1,210,907	0.76%
Technology - Agriculture
CamoAg Inc.	Warrants	12/26/2025	33,396	Series A-2 Preferred Stock	12/26/2035	13,024	13,024
Sub-total: Technology – Agriculture						13,024	13,024	0.01%
Technology – Communication
Kudo, Inc.	Warrants	7/25/2025	(j)	Series A Preferred stock	7/25/2035	92,819	92,819
Sub-total: Technology – Communication						92,819	92,819	0.06%
Technology - Consumer
Hearth Display, Inc. (n)	Warrants	3/3/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	361,208	—
Hearth Display, Inc. (n)	Warrants	6/12/2025	(h)	Series Seed-1 Preferred Stock	9/12/2034	690,005	—
Sub-total: Technology - Consumer						1,051,213	—	—
Technology – Cybersecurity
Cyber Sepio Systems LTD dba Sepio Systems Inc.	Warrants	10/10/2025	173,877	Ordinary Shares	10/10/2035	28,200	28,200
ThreatER, Inc.	Warrants	10/24/2025	2,659,625	Series A-3 Preferred Stock	10/24/2035	127,170	127,170
Sub-total: Technology – Cybersecurity						155,370	155,370	0.10%
Technology – Health & Wellness
GuideHealth LLC	Warrants	6/2/2026	178,218	Series A-2 Preferred Units	6/2/2036	144,357	144,357
Predictive Fitness, Inc.	Warrants	3/3/2025	243,515	Series Seed-5 Preferred Stock	2/25/2035	313,800	169,243
Sub-total: Technology – Health & Wellness						458,157	313,600	0.20%

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type of Investment (b)	Investment Date (c)	Shares	Series	Expiration Date	Cost	Fair Value (f)	% of Net Assets
Technology - Marketplace
FanFixApp, LLC	Warrants	3/6/2025	52,802	Ordinary Shares	3/6/2035	1,164,801	706,000
WeMedia Shopping Network Holdings dba SuperOrdinary Equity (i)(k)	Equity	2/17/2026	358,516	Series C Preferred Stock	N/A	666,668	666,668
Sub-total: Technology – Marketplace						1,831,469	1,372,668	0.86%
Technology - Property
Domuso Inc.	Warrants	5/30/2025	239,603	Series B-2 Preferred Stock	5/30/2035	158,400	158,400
Stake Network Inc	Warrants	2/6/2026	3,881	Series A Preferred Stock	2/6/2036	16,844	16,844
Sub-total: Technology – Property						175,244	175,244	0.11%
Total non-controlled / non-affiliated equity investments						12,482,915	12,250,422	7.65%

Investments – non-controlled / affiliated
Technology - Business
Roq.Ad, Inc. (i)(k)	Warrants	3/3/2025	371,446	Series A-1 Preferred stock	2/27/2035	163,637	132,001
Roq.Ad, Inc. (i)(k)	Equity	6/18/2026	5,989,518	Series A-10 Preferred stock	N/A	2,400,000	3,211,000
Sub-total: Technology – Business						2,563,637	3,343,001	2.09%
Total non-controlled / affiliated equity investments						2,563,637	3,343,001	2.09%

Total: Equity Investments						15,046,552	15,593,423
Total Investments						$246,582,539	$246,138,502	153.74%

				Interest Rate	Units	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund				3.79%	766,440	$766,440	$766,440	0.48%
Total Cash Equivalents						766,440	766,440	0.48%
Total Investments and Cash Equivalents						$247,348,979	$246,904,942	154.22%

LAGO Evergreen Credit

Consolidated Schedules of Investments

September 30, 2026

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
d.
The 1-month Secured Overnight Financing Rate (the “SOFR”) 30-day average reference rate was 3.75% as of September 30, 2026. The 3-month SOFR 90-day average reference rate was 3.68% as of September 30, 2026. The Prime Rate was 7.0% as of September 30, 2026. All debt investments that use SOFR are using 1-Month SOFR.
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
i.
As of September 30, 2026, the Company has three foreign domiciled portfolio companies: Tulip.IO, Inc., based in Canada, Roq.Ad, Inc., based in Germany, and WeMedia Shopping Network Holdings dba SuperOrdinary Equity, based in the British Virgin Islands. In total, foreign domiciled portfolio investments represent 10.4% of total net asset value based on fair value.
j.
The Company has been issued warrants to purchase 0.16% of fully diluted shares.
k.
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on total asset value was 10.2% as of September 30, 2026.
l.
This amount includes the impact of a revolving credit facility, combined with the related term loan for presentation purposes. The unfunded commitment under this facility is separately disclosed in the Schedule of Unfunded Commitments (see Note 6 - Commitments and Contingencies).
m.
The Company has been issued warrants to purchase 0.16% of fully diluted shares.
n.
These loans were on non-accrual status as of September 30, 2026 (see Note 2 - Significant Accounting Policies).

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
l.
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on total asset value was 11.1% as of December 31, 2025.
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

Restricted cash represents the amount of principal and interest collections that are contractually designated for repayment under the KeyBank Credit Agreement (as defined in Note 7 - Borrowings). This applies to all loans designated as part of the collateral pool under the KeyBank Credit Agreement, which includes all investments as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company held restricted cash of $374,331 and $2,708,324, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,420,739	$571,695
Restricted cash	374,331	2,708,324
Total cash, cash equivalents and restricted cash	$1,795,070	$3,280,019

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

To qualify and be subject to taxation as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

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

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires the Company to value its assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board or the valuation designee, if any, in compliance with Rule 2a-5 under the 1940 Act.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, and/or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. Any uncollected PIK interest is generally reversed from income in the period that collection of the PIK interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of September 30, 2026, two loans to one portfolio company were on non-accrual status. As of December 31, 2025, no loans to portfolio companies were on non-accrual status. The cost basis and fair value of our loans on non-accrual status is summarized below:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Performing	$225,698,866	$225,398,501	97.8%	$175,360,854	$176,909,661	100.0%
Non-Accrual	5,837,121	5,146,578	2.2%	—	—	—
Total	$231,535,987	$230,545,079	100%	$175,360,854	$176,909,661	100%

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

For the three and nine months ended September 30, 2026, the Company recorded the Base Management Fee expense of $912,539 and $2,422,992, respectively. For the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025, the Company recorded the Base Management Fee expense of $376,581 and $681,583, respectively. The Company has recorded Base Management Fee payable of $912,539 and $583,413 as of September 30, 2026 and December 31, 2025, respectively.

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

For three and nine months ended September 30, 2026, the Company recorded an Income Incentive Fee expense of $882,486, and $2,930,969, respectively. For the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025, the Company recorded an Income Incentive Fee expense of $472,428 and $842,592, respectively. The total Income Incentive Fee payable was $882,486 and $691,016 as of September 30, 2026 and December 31, 2025, respectively.

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

For the three and nine months ended September 30, 2026, the Company recorded an accrual for the Capital Gains Incentive Fee expense of $44,466 and a reversal of the previously accrued Capital Gains Incentive Fee expense of $326,716, respectively. For the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025, the Company recorded an accrual for Capital Gains Incentive Fee expense of $34,123 and $243,946, respectively. The total Capital Gains Incentive Fee payable was $44,466 and $371,182 as of September 30, 2026, and December 31, 2025, respectively, which includes Capital Gains Incentive Fees payable acquired as part of the Formation Transaction.

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

As of September 30, 2026 and December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025. Milestone 2 was achieved as of January 2, 2026. Milestone 3 was achieved as of July 1, 2026. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025, January 1, 2026, and July 1, 2026 for the achievement of Milestone 1, Milestone 2, and Milestone 3 respectively. As of September 30, 2026, achievement of Milestone 4 was not deemed probable based on subscriptions from external subscribers. Accordingly, reimbursement of organization and offering costs of Milestone 4 was not deemed probable as of September 30, 2026, and therefore, the Company has not recorded a liability to the Investment Adviser as of September 30, 2026. As of and for the period ended September 30, 2026, $58,172 of deferred offering costs has been amortized and $42,660 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. As of and for the period from the Commencement of Operations through September 30, 2025, no deferred offering costs were amortized or recorded in prepaid expenses and other assets on the consolidated statements of assets and liabilities. No organizational and offering costs were incurred by the Company during the three and nine months ended

September 30, 2026, the three months ended September 30, 2025, and the period from the Commencement of Operations through September 30, 2025.

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

On July 21, 2025, the SEC granted the Company, the Investment Adviser and certain of their affiliates an order for co-investment relief (the "Order") based on an updated model of co-investment order that was granted by the SEC in early 2025. The Order supersedes the prior exemptive order granted on April 23, 2025. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act , must make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$227,067,147	$226,076,239	91.8%	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	4,468,840	4,468,840	1.8%	9,605,804	9,605,804	5.2%
Equity	4,066,668	4,877,668	2.0%	-	-	—
Warrants	10,979,884	10,715,755	4.4%	8,397,115	8,704,217	4.7%
Total	$246,582,539	$246,138,502	100.0%	$183,757,969	$185,613,878	100.0%

Refer to Note 5 – Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$17,136,048	$17,008,277	6.9%	$10,201,918	$10,184,487	5.5%
Automotive Services	1,954,794	2,065,037	0.8%	1,193,420	1,193,420	0.6%
Business Services	29,289,891	29,012,172	11.8%	22,648,734	22,648,734	12.2%
Consumer Discretionary	8,648,474	8,667,037	3.5%	-	-	—
Consumer Finance	7,978,721	8,154,328	3.3%	3,985,680	3,996,494	2.2%
Consumer Services	2,458,737	2,458,737	1.0%	2,393,090	2,393,090	1.3%
Data Processing	8,156,808	8,880,045	3.6%	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,799,969	18,829,431	7.6%	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,163,515	11,089,259	4.5%	11,100,234	11,100,234	6.0%
Education	7,730,583	7,733,087	3.1%	7,892,849	7,854,920	4.2%
Food & Beverage	18,343,617	18,401,678	7.5%	2,983,750	3,047,400	1.6%
Health & Wellness	14,945,783	15,540,459	6.3%	13,025,430	14,062,825	7.6%
Technology – Aerospace	6,134,663	6,316,221	2.6%	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,126,972	3,126,972	1.3%	3,118,623	3,118,623	1.7%
Technology – Business	15,408,266	15,912,431	6.5%	15,529,561	15,554,042	8.4%
Technology – Communication	3,964,144	3,964,144	1.6%	2,750,038	2,750,038	1.5%
Technology – Consumer	14,239,667	12,630,521	5.1%	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	5,566,962	5,566,962	2.3%	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	18,122,273	16,860,863	6.9%	9,249,642	9,080,676	4.9%
Technology – Marketplace	12,734,742	12,242,931	5.0%	13,198,711	13,198,711	7.1%
Technology – Property	4,400,031	4,400,031	1.8%	2,402,326	2,402,326	1.3%
Transportation	17,277,879	17,277,879	7.0%	6,901,348	6,901,348	3.7%
Total	$246,582,539	$246,138,502	100.0%	$183,757,969	$185,613,878	100.0%

As of and for the three and nine months ended September 30, 2026, the Company had no portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income.

The Company had the following portfolio companies that individually accounted for 10% or more of the Company's total assets or total investment income as a percentage of the total assets and as of the period presented:

Portfolio Company	Percentage of Total Investment Income for Three Months Ended September 30, 2025	Percentage of Total Investment Income for period from the Commencement of Operations through September 30, 2025	Percentage of Total Assets as of December 31, 2025
Youth Opportunity Holding Company, LLC	11.0%	14.4%	5.2%
FanFixApp, LLC	12.2%	15.4%	6.9%
AI Software, LLC d/b/a Capacity	10.4%	6.8%	5.7%

Transactions related to investments in non-controlled / affiliated companies for the three and nine months ended September 30, 2026 were as follows:

Portfolio Company	Fair Value as of June 30, 2026	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2026	Interest Income
Non-Controlled / Affiliated Investments
Roq.Ad, Inc.	$14,088,687	$—	$(30,000)	$811,000	$14,869,687	$423,818
Total Investments	$14,088,687	$—	$(30,000)	$811,000	$14,869,687	$423,818

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2026	Interest Income
Non-Controlled / Affiliated Investments
Roq.Ad, Inc.	$—	$14,168,411	$(30,000)	$731,276	$14,869,687	$850,859
Total Investments	$—	$14,168,411	$(30,000)	$731,276	$14,869,687	$850,859

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

There were no transactions related to investments in controlled / affiliated or non-controlled / affiliated companies for the three months ended September 30, 2025, or for the period from the Commencement of Operations through September 30, 2025.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The Company’s investments measured at fair value by investment type on a recurring basis as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$226,076,239	$226,076,239
Second lien senior secured term loans	-	-	4,468,840	4,468,840
Equity	-	-	4,877,668	4,877,668
Warrants	-	-	10,715,755	10,715,755
Total investments before cash equivalents	$-	$-	$246,138,502	$246,138,502
Money market treasury fund	766,440	-	-	766,440
Total investments after cash equivalents	$766,440	$—	$246,138,502	$246,904,942

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien senior secured term loans	$-	$-	$167,303,857	$167,303,857
Second lien senior secured term loans	-	-	9,605,804	9,605,804
Warrants	-	-	8,704,217	8,704,217
Total investments before cash equivalents	$-	$-	$185,613,878	$185,613,878
Money market treasury fund	370,052	-	-	370,052
Total investments after cash equivalents	$370,052	$—	$185,613,878	$185,983,930

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs:

	For the Three Months Ended September 30, 2026
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at June 30, 2026	$216,706,457	$4,454,058	$3,066,668	$11,260,473	$235,487,656
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	14,507,782	-	1,000,000	205,611	15,713,393
Paid-in-kind interest income	112,461	-	-	-	112,461
Proceeds from loan repayments on investments in portfolio companies	(6,418,422)	-	-	-	(6,418,422)
Proceeds from sales of investments	-	-	-	(1,038,667)	(1,038,667)
Net accretion of discounts and amortization of premiums on investments	1,335,849	14,782	-	-	1,350,631
Net realized gain (loss)	-	-	-	666,367	666,367
Net change in unrealized gain (loss)	(167,888)	-	811,000	(378,029)	265,083
Total fair value of investments in portfolio companies at September 30, 2026	$226,076,239	$4,468,840	$4,877,668	$10,715,755	$246,138,502

	For the Nine Months Ended September 30, 2026
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at December 31, 2025	$167,303,857	$9,605,804	$-	$8,704,217	$185,613,878
Transfers between investment types	5,901,311	(5,901,311)	-	-	-
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	74,745,146	-	4,066,668	2,955,072	81,766,886
Principal increase related to MOIC rollover	-	720,000	-	-	720,000
Paid-in-kind interest income	332,678	-	-	-	332,678
Proceeds from loan repayments on investments in portfolio companies	(24,866,639)	-	-	-	(24,866,639)
Proceeds from sales of investments	-	-	-	(1,038,667)	(1,038,667)
Net accretion of discounts and amortization of premiums on investments	5,199,598	44,347	-	-	5,243,945
Net realized gain (loss)	-	-	-	666,367	666,367
Net change in unrealized gain (loss)	(2,539,712)	-	811,000	(571,234)	(2,299,946)
Total fair value of investments in portfolio companies at September 30, 2026	$226,076,239	$4,468,840	$4,877,668	$10,715,755	$246,138,502

	For the three months ended September 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at June 30, 2025	$61,126,185	$8,102,996	$-	$7,159,483	$76,388,664
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	43,252,727	-	-	1,483,273	44,736,000
Paid-in-kind interest income	69,638	-	-	-	69,638
Proceeds from loan repayments on investments in portfolio companies	(109,375)	-	-	-	(109,375)
Net accretion of discounts and amortization of premiums on investments	803,381	11,193	-	-	814,574
Net change in unrealized gain (loss)	-	-	-	170,619	170,619
Total fair value of investments in portfolio companies at September 30, 2025	$105,142,556	$8,114,189	$—	$8,813,375	$122,070,120

	For the period from the Commencement of Operations through September 30, 2025
	First lien senior secured term loans	Second lien senior secured term loans	Equity	Warrants	Total
Total fair value of investments in portfolio companies at Commencement of Operations	$-	$-	$-	$-	$-
Investments in portfolio companies acquired from Legacy Fund	38,604,265	-	-	2,808,033	41,412,298
Purchases of investments in portfolio companies, net of proceeds from deferred loan fees	65,778,836	8,099,456	-	5,188,208	79,066,500
Paid-in-kind interest income	80,204	-	-	-	80,204
Proceeds from loan repayments on investments in portfolio companies	(1,228,125)	-	-	-	(1,228,125)
Net accretion of discounts and amortization of premiums on investments	1,478,820	14,733	-	-	1,493,553
Net change in unrealized gain (loss)	428,556	-	-	817,134	1,245,690
Total fair value of investments in portfolio companies at September 30, 2025	$105,142,556	$8,114,189	$—	$8,813,375	$122,070,120

There were no transfers into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2026, three months ended September 30, 2025, or the period from the Commencement of Operations through September 30, 2025.

The following tables present the net change in unrealized gain (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at the end of the period for the following periods:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
First lien senior secured term loans	$(167,888)	$—
Second lien senior secured term loans	-	-
Equity	811,000	-
Warrants	(155,199)	170,619
Total Investments	$487,913	$170,619

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
First lien senior secured term loans	$(1,342,698)	$428,556
Second lien senior secured term loans	-	-
Equity	811,000	-
Warrants	(546,753)	817,134
Total Investments	$(1,078,451)	$1,245,690

The following table summarizes the significant unobservable inputs the Valuation Designee used to value the Company's investments categorized within Level 3 as of September 30, 2026 and December 31, 2025:

Investment Type	Fair Value as of September 30, 2026	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
First lien senior secured term loans	$214,123,530	Discounted cash flow	Discount rate	10.8% - 46.6% (15.6%)	Decrease
First lien senior secured term loans	11,952,709	Recent Transaction	N/A	N/A3	N/A
Second lien senior secured term loans	4,468,840	Discounted cash flow	Discount rate	15.9% - 16.2% (16.0%)	Decrease
Equity	1,666,668	Recent Transaction	N/A	N/A	N/A
	3,211,000	Market Approach	Revenue Multiples	1.84 - 1.84 (1.84) [4]	Increase
		Market Approach	Volatility	90.0% - 90.0% (90.0%)[4]	Increase
		Market Approach	Estimated time to exit (in years)	4.8 - 4.8 (4.8) [4]	Decrease
Warrants	6,990,450	Market Approach	Revenue Multiples	0.75 - 16.00 (4.8)	Increase
		Market Approach	Volatility	30.0% - 355.0% (56.9%)	Increase
		Market Approach	Estimated time to exit (in years)	0.90 - 4.80 (3.1)	Decrease
	1,528,780	Market Approach	Revenue Multiples	0.85 - 9.17 (2.1)	Increase
	2,196,525	Market Approach	EBITDA Multiples	10.00 - 12.50 (10.1)	Increase
Total	$246,138,502

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
3.
This range relates to one single investment valued using transaction price from 10/1/2026 payoff, as the transaction price (i.e., actual proceeds received) was used as the driver of the 9/30/2026 valuation.
4.
This range relates to one single equity investment valued using the market approach as its valuation technique/methodology.

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

Note 6. Commitments and Contingencies

Unfunded Commitments

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of September 30, 2026, the Company had the following commitments to fund delayed draw term loans and revolvers.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
Clean Connect AI	Application Software	Delayed draw term loan	$1,500,000	$-	$1,500,000
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	3,000,000	2,400,000	600,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	12,800,000	800,000	12,000,000
ADG Technology Inc dba Carry 1st	Business Services	Delayed draw term loan	1,950,000	-	1,950,000
CoreX, Inc.	Business Services	Revolver	12,500	409	12,091
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Koala Eco Company	Consumer Discretionary	Delayed draw term loan	1,940,000	-	1,940,000
Koala Eco Company	Consumer Discretionary	Revolver	12,500	13	12,487
Nickey Kehoe Inc.	Consumer Discretionary	Revolver	25,000	-	25,000
Olive Ateliers, Inc.	Consumer Discretionary	Revolver	25,000	-	25,000
Princeton Carbonworks Inc.	Consumer Discretionary	Delayed draw term loan	1,450,000	-	1,450,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	6,000,000	12,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Cleveland Kitchen	Food & Beverage	Delayed draw term loan	2,440,000	-	2,440,000
Cleveland Kitchen	Food & Beverage	Revolver	12,500	7,535	4,965
Painterland Sisters, LLC	Food & Beverage	Revolver	25,000	-	25,000
Slate Milk, Inc	Food & Beverage	Delayed draw term loan	3,992,000	-	3,992,000
Slate Milk, Inc	Food & Beverage	Revolver	12,500	4,167	8,333
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Revolver	17,500,000	2,988,893	14,511,107
Stake Network Inc	Technology – Property	Delayed draw term loan	2,450,000	-	2,450,000
Total			$70,147,000	$12,201,017	$57,945,983

1.
The unfunded delayed draw term loans and revolvers may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent on the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of September 30, 2026, $4.1 million, in aggregate, was available to be drawn upon by eight portfolio companies at their discretion.

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

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of September 30, 2026 or December 31, 2025.

See Note 3 – Agreements and Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

The Company entered into a Loan and Security Agreement with the KeyBank National Association, as amended (the "KeyBank Credit Agreement"), under which the Company established a $75,000,000 line of credit, on May 5, 2025, to provide leverage to the Company. On December 12, 2025, an upsize amendment increased the facility to $125,000,000 through the addition of Axos Bank, as a new lender. On September 24, 2026, another amendment increased the facility to $175,000,000, through the addition of MUFG Bank, LTD., and amended the definition of Eligible Note Receivables to include middle market loans as eligible collateral, subject to related eligibility criteria and concentration limits. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of September 30, 2026 and December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement.

As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement.

The Company paid debt issuance costs as follows:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Debt issuance costs	$404,932	$—

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Debt issuance costs	$446,296	$1,285,724

The Company had gross outstanding borrowings under the line of credit as follows:

	September 30, 2026	December 31, 2025
Gross outstanding borrowings under the line of credit	$83,860,568	$66,795,469

The tables below presents the components of interest expense and other debt fees for the following periods:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Interest expense	$1,496,135	$318,786
Unused borrowing fees	62,863	111,920
Debt financing costs	109,165	64,500
Interest expense and other debt fees	$1,668,163	$495,206
Weighted average interest rate	6.93%	7.56%
Average unused borrowing fees rate	0.56%	0.75%
Average gross outstanding borrowings	$84,309,908	$16,606,766

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Interest expense	$3,581,561	$358,650
Unused borrowing fees	303,508	300,404
Debt financing costs	317,961	149,509
Interest expense and other debt fees	$4,203,030	$808,563
Weighted average interest rate	6.92%	7.62%
Average unused borrowing fees rate	0.69%	0.75%
Average gross outstanding borrowings	$68,199,107	$8,003,547

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

The following table summarizes the assets and liabilities acquired from the Legacy Fund in the Formation Transaction:

March 3, 2025
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost of $41,412,298)	$41,412,298
Cash and cash equivalents	27,586,601
Interest receivable	416,919
Total assets	$69,415,818
Liabilities
Management fees payable	$179,955
Incentive fees payable	248,448
Accrued audit and tax fees	74,000
Accrued expenses and other liabilities	15,000
Distribution payable	832,648
Total liabilities	$1,350,051
Net assets acquired	$68,065,767

The following tables summarize transactions in Shares for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	666,496	$16,909,000	495,706	$12,526,500
Net increase (decrease)	666,496	$16,909,000	495,706	$12,526,500

The following tables summarize transactions in Shares for the nine months ended September 30, 2026 and for the period from the Commencement of Operations through September 30, 2025:

	Nine Months Ended September 30, 2026		For the period from the Commencement of Operations through September 30, 2025
	Shares	Amount	Shares	Amount
Shares
Issuance of shares related to Formation Transaction[1]	-	$-	2,722,631	$68,065,767
Subscriptions	1,610,978	40,985,450	1,145,856	28,786,750
Net increase (decrease)	1,610,978	$40,985,450	3,868,487	$96,852,517

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of
December 31, 2024	$25.00
March 3, 2025	$25.00
March 31, 2025	$25.01
June 30, 2025	$25.27
September 30, 2025	$25.31
December 31, 2025	$25.41
March 31, 2026	$25.60
June 30, 2026	$25.37
September 30, 2026	$25.42

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through September 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.92	$4,807,876
June 30, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.87	$4,899,879
September 30, 2026	Quarterly	September 30, 2026	October 15, 2026	$0.89	$5,605,702

a.
The Company acquired a distribution payable of $832,648 in association with the Formation Transaction.

No other distributions were made to Shareholders during the three and nine months ended September 30, 2026, the three months ended September 30, 2025, or the period from the Commencement of Operations through September 30, 2025.

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

The Company did not make any share repurchases for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, or the period from the Commencement of Operations through September 30, 2025.

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2026 and for the period from the Commencement of Operations through September 30, 2025 are as follows:

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Per Share Activity
Net asset value, beginning of period	$25.41	$25.00
Net investment income (loss)[1]	3.01	1.27
Net realized and unrealized gain (loss)[1]	(0.32)	0.36
Net increase (decrease) in net assets resulting from operations	2.69	1.63
Distribution paid (declared) to shareholders[2]
Distributions paid (declared) from net investment income	(2.68)	(1.32)
Net increase (decrease) in net assets resulting from distributions	(2.68)	(1.32)
Net asset value, end of period	$25.42	$25.31
Total return[3]	10.59%	6.52%
Number of Shares outstanding at end of period	6,298,541	3,869,487
Ratios to Average Net Assets:
Net assets, end of period	$160,100,729	$97,955,325
Ratio of net investment income (loss) to average net assets[4]	15.08%	10.17%
Ratio of total expenses to average net assets[4]	9.65%	6.32%
Ratio of total expenses to average net assets, excluding incentive fees[4]	7.21%	5.08%
Portfolio turnover[5]	12.10%	1.56%

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
3.
Total return is not annualized and represents the total return for the nine months ended September 30, 2026 and for the period from the Commencement of Operations through September 30, 2025. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in NAV per Share during the period plus declared distributions per Share during the period, divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
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

Share Issuance

Effective October 1, 2026, the Company sold 601,357 Shares at a price per Share of $25.42 (with the final number of shares being determined on October 15, 2026) to accredited investors in a private placement of Shares for an aggregate offering price of $15,286,500.

Distributions

On October 15, 2026, the Company paid a distribution of $0.89 per Share to shareholders of record as of September 30, 2026, for a total amount of $5,605,702.

Investment Activity

On October 1, 2026, the Company's debt investments in Beach House Group Global LLC were fully repaid. The Company received total proceeds of $12.0 million, including outstanding principal, accrued interest, and related fees. The fair value of the Company’s investment as of September 30, 2026, reflects the expected repayment proceeds.

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

The Company’s level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of capital available to invest in target portfolio companies, the general economic environment, and the competitive environment for the type of investments we make.

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

As of September 30, 2026 and December 31, 2025, the Investment Adviser has incurred $344,874 of organization costs and $155,126 of offering costs prior to the Commencement of Operations that will be payable by the Company when the Company has reached the milestones of capital raised from external subscribers as described above. Milestone 1 was achieved as of October 1, 2025. Milestone 2 was achieved as of January 2, 2026. Milestone 3 was achieved as of July 1, 2026. The offering costs are deferred and will be amortized over 12 months beginning October 1, 2025, January 1, 2026, and July 1, 2026 for the achievement of Milestone 1, Milestone 2, and Milestone 3 respectively. As of September 30, 2026, achievement of Milestone 4 was not deemed probable based on subscriptions from external subscribers. Accordingly, reimbursement of organization and offering costs of Milestone 4 was not deemed probable as of September 30, 2026, and therefore, the Company has not recorded a liability to the Investment Adviser as of September 30, 2026. As of and for the period ended September 30, 2026, $58,172 of deferred offering costs has been amortized and $42,660 remains recorded in prepaid expenses and other assets on the consolidated statement of assets and liabilities. As of and for the period from the Commencement of Operations through September 30, 2025, no deferred offering costs were amortized or recorded in prepaid expenses and other assets on the consolidated statements of assets and liabilities. No organizational and offering costs were incurred by the Company during the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025.

Portfolio and Investment Activity

As of September 30, 2026, the fair value of our investments was approximately $246,138,502. For the three and nine months ended September 30, 2026, the Company acquired $15.9 million and $82.9 million of investments, which includes $3.4 million and $1.0 million of equity investments, respectively.

For the three months ended September 30, 2025 and for the period from the Commencement of Operations through September 30, 2025, the Company acquired $45.7 million and $80.5 million of investments.

The composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$38,604,265	$38,604,265	93.2%
Warrants	2,808,033	2,808,033	6.8%
Total	$41,412,298	$41,412,298	100.0%

The industry composition of the acquired investment portfolio at cost and fair value was as follows:

	March 3, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
Education	$5,894,685	$5,894,685	14.2%
Food & Beverage	2,971,281	2,971,281	7.2%
Health & Wellness	12,652,726	12,652,726	30.5%
Technology – Aerospace	4,458,657	4,458,657	10.8%
Technology – Business	8,485,437	8,485,437	20.5%
Technology – Consumer	4,009,478	4,009,478	9.7%
Technology – Health & Wellness	2,940,034	2,940,034	7.1%
Total	$41,412,298	$41,412,298	100.0%

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Investments:
Total fair value of investments, beginning of period	$235,487,656	$76,388,664
Payments for purchases of investments in portfolio companies	15,938,893	45,700,000
Paid-in-kind interest income	112,461	69,638
Proceeds from loan repayments on investments in portfolio companies	(6,418,422)	(109,375)
Proceeds from sales of investments	(1,038,667)	—
Proceeds from deferred loan fees	(225,500)	(964,000)
Amortization of deferred loan fees and prepaid agency fees	342,502	178,046
Accretion of warrant discount	1,008,129	636,528
Net realized gain (loss) on non-controlled / non-affiliated investments	666,367	—
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(545,917)	170,619
Net change in unrealized gain (loss) on non-controlled / affiliated investments	811,000	—
Total Fair Value of Investments, End of Period	$246,138,502	$122,070,120

Number of portfolio companies	45	22

Our investment activity for the nine months ended September 30, 2026 and the period from the Commencement of Operations through September 30, 2025 is presented below:

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Investments:
Total fair value of investments, beginning of period	$185,613,878	$—
Investments acquired from the Legacy Fund	—	41,412,298
Payments for purchases of investments in portfolio companies	82,949,124	80,500,000
Principal increase related to MOIC rollover	720,000	—
Paid-in-kind interest income	332,678	80,204
Proceeds from loan repayments on investments in portfolio companies	(24,866,639)	(1,228,125)
Proceeds from sales of investments	(1,038,667)	—
Proceeds from deferred loan fees	(1,182,238)	(1,433,500)
Amortization of deferred loan fees and prepaid agency fees	1,167,902	318,619
Accretion of warrant discount	4,076,043	1,174,934
Net realized gain (loss) on non-controlled / non-affiliated investments	666,367	—
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(3,031,222)	1,245,690
Net change in unrealized gain (loss) on non-controlled / affiliated investments	731,276	—
Total Fair Value of Investments, End of Period	$246,138,502	$122,070,120

Number of portfolio companies	45	22

The composition of the investment portfolio at cost and fair value consisted of the following:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien senior secured term loans	$227,067,147	$226,076,239	91.8%	$165,755,050	$167,303,857	90.1%
Second lien senior secured term loans	4,468,840	4,468,840	1.8%	9,605,804	9,605,804	5.2%
Equity	4,066,668	4,877,668	2.0%	-	-	—
Warrants	10,979,884	10,715,755	4.4%	8,397,115	8,704,217	4.7%
Total	$246,582,539	$246,138,502	100.0%	$183,757,969	$185,613,878	100.0%

The industry composition of investments at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Application Software	$17,136,048	$17,008,277	6.9%	$10,201,918	$10,184,487	5.5%
Automotive Services	1,954,794	2,065,037	0.8%	1,193,420	1,193,420	0.6%
Business Services	29,289,891	29,012,172	11.8%	22,648,734	22,648,734	12.2%
Consumer Discretionary	8,648,474	8,667,037	3.5%	-	-	—
Consumer Finance	7,978,721	8,154,328	3.3%	3,985,680	3,996,494	2.2%
Consumer Services	2,458,737	2,458,737	1.0%	2,393,090	2,393,090	1.3%
Data Processing	8,156,808	8,880,045	3.6%	18,393,085	19,558,615	10.6%
Ecommerce – CPG	17,799,969	18,829,431	7.6%	17,618,056	17,618,056	9.5%
Ecommerce – Apparel	11,163,515	11,089,259	4.5%	11,100,234	11,100,234	6.0%
Education	7,730,583	7,733,087	3.1%	7,892,849	7,854,920	4.2%
Food & Beverage	18,343,617	18,401,678	7.5%	2,983,750	3,047,400	1.6%
Health & Wellness	14,945,783	15,540,459	6.3%	13,025,430	14,062,825	7.6%
Technology – Aerospace	6,134,663	6,316,221	2.6%	3,354,590	3,377,019	1.8%
Technology – Agriculture	3,126,972	3,126,972	1.3%	3,118,623	3,118,623	1.7%
Technology – Business	15,408,266	15,912,431	6.5%	15,529,561	15,554,042	8.4%
Technology – Communication	3,964,144	3,964,144	1.6%	2,750,038	2,750,038	1.5%
Technology – Consumer	14,239,667	12,630,521	5.1%	6,264,345	6,020,281	3.2%
Technology – Cybersecurity	5,566,962	5,566,962	2.3%	9,552,539	9,552,539	5.1%
Technology – Health & Wellness	18,122,273	16,860,863	6.9%	9,249,642	9,080,676	4.9%
Technology – Marketplace	12,734,742	12,242,931	5.0%	13,198,711	13,198,711	7.1%
Technology – Property	4,400,031	4,400,031	1.8%	2,402,326	2,402,326	1.3%
Transportation	17,277,879	17,277,879	7.0%	6,901,348	6,901,348	3.7%
Total	$246,582,539	$246,138,502	100.0%	$183,757,969	$185,613,878	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States
Mid-Atlantic	$13,529,165	$13,529,165	5.5%	$13,586,398	$13,610,879	7.3%
Midwest	42,390,868	43,519,218	17.7%	28,817,443	30,926,505	16.7%
Mountain	19,542,919	19,815,116	8.1%	14,996,337	15,082,416	8.1%
Northeast	56,341,522	53,836,354	21.9%	27,953,166	27,709,102	14.9%
Southwest	30,048,308	29,480,425	12.0%	23,974,471	23,805,505	12.8%
West	68,654,823	69,379,125	28.2%	61,942,639	61,991,956	33.4%
International
British Virgin Islands	666,668	666,668	0.3%	-	-	—
Canada	1,042,744	1,042,744	0.4%	1,018,769	1,018,769	0.5%
Germany	14,365,522	14,869,687	6.0%	11,468,746	11,468,746	6.2%
Total	$246,582,539	$246,138,502	100%	$183,757,969	$185,613,878	100%

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

The following table shows the distribution of our loan investments on the 1 to 5 investment risk rating scale range at fair value:

	September 30, 2026		December 31, 2025
Investment Risk Rating	Fair Value	% of Total Debt Investments at Fair Value	Fair Value	% of Total Debt Investments at Fair Value
1	$—	—	$—	—
2	5,146,578	2.2%	—	—
3	10,779,867	4.7%	—	—
4	170,635,274	74.0%	176,909,661	100.0%
5	43,983,360	19.1%	—	—
Total	$230,545,079	100.0%	$176,909,661	100.0%

Debt Investments on Non-Accrual Status

When a debt security becomes 90 days or more past due, and/or if our management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. Any uncollected PIK interest is reversed from income in the period that collection of the PIK interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of September 30, 2026 two loans to one portfolio company were on non-accrual status. As of December 31, 2025, no loans to portfolio companies were on non-accrual status.

The table below presents the costs and fair value of our performing and non-accrual investments as of the following periods:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Performing	$225,698,866	$225,398,501	97.8%	$175,360,854	$176,909,661	100.0%
Non-Accrual	5,837,121	5,146,578	2.2%	—	—	—
Total	$231,535,987	$230,545,079	100%	$175,360,854	$176,909,661	100%

Results of Operations

The following table represents the operating results for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Total investment income	$8,846,912	$4,654,870
Total expenses	3,890,625	2,011,091
Net investment income	4,956,287	2,643,779
Net realized gain (loss)	666,367	-
Net change in unrealized gain (loss)	265,083	170,619
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,887,737	$2,814,398

The following table represents the operating results for the nine months ended September 30, 2026 and the period from the Commencement of Operations through September 30, 2025:

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Total investment income	$27,528,545	$8,350,659
Total expenses	10,593,433	3,819,092
Net investment income	16,935,112	4,531,567
Net realized gain (loss)	666,367	-
Net change in unrealized gain (loss)	(2,299,946)	1,245,690
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,301,533	$5,777,257

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
From non-controlled / non-affiliated investments:
Interest income	$6,858,351	$3,683,488
OID accretion	351,105	171,194
PIK interest	112,461	69,638
Fee income	60,000	-
Warrant accretion	1,008,129	636,528
Amendment fee accretion	2,192	6,852
Total from non-controlled / non-affiliated investments:	8,392,238	4,567,700
From non-controlled / affiliated investments:
Interest income	423,818	-
Total from non-controlled / affiliated investments:	423,818	-
Other interest income	30,856	87,170
Total Investment Income	$8,846,912	$4,654,870

Investment income for the nine months ended September 30, 2026 and the period from the Commencement of Operations through September 30, 2025 was as follows:

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
From non-controlled / non-affiliated investments:
Interest income	$20,066,876	$6,422,896
OID accretion	1,184,019	303,945
PIK interest	332,678	80,204
Fee income	908,750	-
Warrant accretion	4,064,552	1,174,934
Amendment fee accretion	18,037	14,674
Total from non-controlled / non-affiliated investments:	26,574,912	7,996,653
From non-controlled / affiliated investments:
Interest income	834,808	-
OID accretion	4,560	-
Warrant accretion	11,491	-
Total from non-controlled / affiliated investments:	850,859	-
Other interest income	102,774	354,006
Total Investment Income	$27,528,545	$8,350,659

For the three months ended September 30, 2026 and 2025, total investment income was $8,846,912 and $4,654,870, respectively, the majority of which was driven by interest income on the senior secured term loan investments.

For the nine months ended September 30, 2026 and for the period from the Commencement of Operations through September 30, 2025, total investment income was $27,528,545 and $8,350,659, respectively, the majority of which was driven by interest income on the senior secured term loan investments.

For the three months ended September 30, 2026 and 2025, total investment income, excluding accretion from warrant investments and non-recurring fee income, was $7,747,927 and $3,931,172, respectively, which represents a weighted average yield of 13.6% and 16.0% respectively. For the nine months ended September 30, 2026 and for the period from the Commencement of Operations through September 30, 2025, total investment income, excluding accretion from warrant investments and non-recurring fee income, was $22,440,978 and $6,821,719, respectively, which represents a weighted average yield of 15.1% and 16.3%, respectively. Weighted average yields are the annualized rates of interest income recognized during the period, excluding warrant accretion and non-recurring fee income, divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. The weighted average yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Expenses

Total expenses for the three months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Interest expense and other debt fees	$1,668,163	$495,206
Base Management Fees	912,539	376,581
Income Incentive Fees	882,486	472,428
Capital Gains Incentive Fees	44,466	34,123
Professional fees	206,428	433,676
Board of Trustees’ fees	40,501	38,000
Administration fees	64,386	47,115
Reimbursement of organizational expenses paid by the Investment Adviser	—	68,975
Amortization of deferred offering costs	27,147	—
Other general and administrative expenses	44,509	44,987
Total expenses	$3,890,625	$2,011,091

Total expenses for the nine months ended September 30, 2026 and for the period from the Commencement of Operations through September 30, 2025 were as follows:

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Interest expense and other debt fees	$4,203,030	$808,563
Base Management Fees	2,422,992	681,583
Income Incentive Fees	2,930,969	842,592
Capital Gains Incentive Fees	(326,716)	243,946
Professional fees	709,196	837,319
Board of Trustees’ fees	118,081	115,322
Administration fees	177,171	135,954
Reimbursement of organizational expenses paid by the Investment Adviser	103,462	68,975
Amortization of deferred offering costs	58,172	—
Other general and administrative expenses	197,076	84,838
Total expenses	$10,593,433	$3,819,092

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

Management Fees

For the three and nine months ended September 30, 2026, Base Management Fees were $912,539 and $2,422,992, respectively. For the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30,

2025, Base Management Fees were $376,581 and $681,583, respectively. Management fees are payable quarterly in arrears at an annual rate of 1.50% of the Company’s average adjusted gross assets. The average adjusted gross asset balance will be the average of the Company’s total gross assets (including assets acquired with leverage but adjusted to exclude cash and cash equivalents) at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three and nine months ended September 30, 2026, Incentive Fees were $926,952 and $2,604,253, respectively. For the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025, Incentive Fees were $506,551 and $1,086,538, respectively. Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an Incentive Fee consisting of two parts: (i) an income incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income Incentive Fee”) and (ii) a capital gains incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Incentive Fee”), which are described in more detail at Note 3 – Agreements and Related Party Transactions.

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

Income Taxes

The Company qualifies and has elected to be treated as a RIC under Subchapter M of the Code. To qualify and be subject to taxation as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

For the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and for the period from the Commencement of Operations through September 30, 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	$(545,917)	$170,619
Net change in unrealized gain (loss) on non-controlled / affiliated investments	811,000	—
Net Change in Unrealized Gain (Loss) on Investments	$265,083	$170,619

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	$(3,031,222)	$1,245,690
Net change in unrealized gain (loss) on non-controlled / affiliated investments	731,276	-
Net Change in Unrealized Gain (Loss) on Investments	$(2,299,946)	$1,245,690

The net change in unrealized gains (losses) for the three and nine months ended September 30, 2026 was due to the appreciation and depreciation of value in the Company’s portfolio investments, respectively. The net change in unrealized gains (losses) for the three months ended September 30, 2026 included the reversals of $222,830 of previously recorded unrealized gains on warrants in association with the payoffs of Everywhere Communications, Inc. and 1touch.IO Inc. The net change in unrealized gains (losses) for the nine months ended September 30, 2026 also included the reversal of a previously recorded $1.2 million unrealized gain related to the Company's first lien senior secured term loan investment in AI Software, LLC d/b/a Capacity, which paid off in February 2026. The net change in unrealized gains (losses) for the three months ended September 30, 2025 and the period from the Commencement of Operations through September 30, 2025 was due to the appreciation of value in the Company’s portfolio investments.

Net Realized Gain (Loss)

Net realized gain (loss) was the following:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Net realized gain (loss) on non-controlled / non-affiliated investments	$666,367	$—
Net Realized Gain (Loss) on Investments	$666,367	$—

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Net realized gain (loss) on non-controlled / non-affiliated investments	$666,367	$—
Net Realized Gain (Loss) on Investments	$666,367	$—

The net realized gains (losses) for the three and nine months ended September 30, 2026 was due to the proceeds received for warrants in association with the payoffs of Everywhere Communications, Inc. and 1touch.IO Inc.

Financial Condition, Liquidity and Capital Resources

The Company generates cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of its investments. It may also fund a portion of its investments with borrowings under the KeyBank Credit Facility, and issuances of senior securities, including before it has fully invested the proceeds of the Private Offering. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. As of September 30, 2026, $37,046,923 was available to be drawn under the KeyBank Credit Facility.

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

The following table sets forth Share issuances life-to-date through the period ended September 30, 2026.

	NAV	Shares	Amount
December 31, 2024	$25.00	1,000	$25,000
March 3, 2025	$25.00	2,722,631	$68,065,767
April 1, 2025	$25.01	650,150	$16,260,250
July 1, 2025	$25.27	495,706	$12,526,500
October 1, 2025	$25.31	818,076	$20,705,500
January 2, 2026	$25.41	538,390	$13,680,500
April 1, 2026	$25.60	406,092	$10,395,950
July 1, 2026	$25.37	666,496	$16,909,000
October 1, 2026	$25.42	601,357	$15,286,500

Distributions

The Company's Board expects to declare quarterly distributions. The following table summarizes distributions declared by the Company during the period from the Commencement of Operations through September 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
March 3, 2025	(a)	March 3, 2025	March 20, 2025	(a)	$832,648
March 27, 2025	Quarterly	March 31, 2025	April 15, 2025	$0.14	$381,308
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.50	$1,686,890
September 29, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.68	$2,631,251
December 23, 2025	Quarterly	December 31, 2025	January 13, 2026	$0.84	$3,937,553
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.92	$4,807,876
June 30, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.87	$4,899,879
September 30, 2026	Quarterly	September 30, 2026	October 15, 2026	$0.89	$5,605,702

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

The Company did not make any Share repurchases for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, or from the period from the Commencement of Operations through September 30, 2025.

Borrowings

Reduced Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On February 27, 2025, our Board of Trustees, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial shareholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are permitted to potentially borrow $2 for investment purposes of every $1 of investor equity. As of September 30, 2026, our asset coverage ratio was approximately 291%. Our asset coverage ratio per unit, which is calculated by multiplying the asset coverage ratio by one thousand, was approximately $2,909.

Credit Facility

The Company has entered into a Loan and Security Agreement with the KeyBank National Association, as syndication agent, as agent for the lenders and as the lender, (the "KeyBank Credit Agreement"), under which the Company established a $175,000,000 revolving line of credit to provide leverage to the Company. The line of credit has a maturity date of February 28, 2030. Borrowings under the KeyBank Credit Agreement generally bear interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool. Under the terms of the credit agreement, the Company is subject to several covenants. As of September 30, 2026 and December 31, 2025, the Company was in compliance with these covenants. The line of credit provides for advances that range from 45% to 55%, subject to the number of eligible loans in the collateral pool, on eligible loans held by the Company, as defined under KeyBank Credit Agreement.

As part of the Formation Transaction, the Company paid $1,275,142 of debt issuance costs to underwrite this credit agreement.

The Company paid debt issuance costs as follows:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Debt issuance costs	$404,932	$—

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Debt issuance costs	$446,296	$1,285,724

The Company had gross outstanding borrowings under the line of credit as follows:

	September 30, 2026	December 31, 2025
Gross outstanding borrowings under the line of credit	$83,860,568	$66,795,469

The tables below presents the components of interest expense and other debt fees for the following periods:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Interest expense	$1,496,135	$318,786
Unused borrowing fees	62,863	111,920
Debt financing costs	109,165	64,500
Interest expense and other debt fees	$1,668,163	$495,206
Weighted average interest rate	6.93%	7.56%
Average unused borrowing fees rate	0.56%	0.75%
Average gross outstanding borrowings	$84,309,908	$16,606,766

	For the Nine Months Ended September 30, 2026	For the period from the Commencement of Operations through September 30, 2025
Interest expense	$3,581,561	$358,650
Unused borrowing fees	303,508	300,404
Debt financing costs	317,961	149,509
Interest expense and other debt fees	$4,203,030	$808,563
Weighted average interest rate	6.92%	7.62%
Average unused borrowing fees rate	0.69%	0.75%
Average gross outstanding borrowings	$68,199,107	$8,003,547

The Company had $83.9 million of gross outstanding borrowings as of September 30, 2026 and did not have any preferred shares issued and outstanding as of September 30, 2026. As of September 30, 2026, the Company was in compliance with the 150% asset coverage requirement under the 1940 Act.

Commitments and Off-Balance Sheet Arrangements

The Company's commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. The Company considers the unfunded commitment in the determination of fair value of the funded portion of the investment, as presented within the Consolidated Schedule of Investments. As of September 30, 2026, the Company had the following commitments to fund delayed draw term loans and revolvers.

Investments	Industry	Type of Investment	Total Committed	Funded	Unfunded[1]
Clean Connect AI	Application Software	Delayed draw term loan	$1,500,000	$-	$1,500,000
SER Holdco, Inc. d/b/a SE Ranking	Application Software	Delayed draw term loan	3,000,000	2,400,000	600,000
Stress Free Auto Care, Inc.	Automotive Services	Delayed draw term loan	12,800,000	800,000	12,000,000
ADG Technology Inc dba Carry 1st	Business Services	Delayed draw term loan	1,950,000	-	1,950,000
CoreX, Inc.	Business Services	Revolver	12,500	409	12,091
SNA, Inc. dba Safety Net Access	Business Services	Delayed draw term loan	700,000	-	700,000
Koala Eco Company	Consumer Discretionary	Delayed draw term loan	1,940,000	-	1,940,000
Koala Eco Company	Consumer Discretionary	Revolver	12,500	13	12,487
Nickey Kehoe Inc.	Consumer Discretionary	Revolver	25,000	-	25,000
Olive Ateliers, Inc.	Consumer Discretionary	Revolver	25,000	-	25,000
Princeton Carbonworks Inc.	Consumer Discretionary	Delayed draw term loan	1,450,000	-	1,450,000
Atlas Exploration, Inc.	Consumer Finance	Delayed draw term loan	18,000,000	6,000,000	12,000,000
Milk + Honey Holdings LLC	Consumer Services	Delayed draw term loan	1,600,000	-	1,600,000
Cleveland Kitchen	Food & Beverage	Delayed draw term loan	2,440,000	-	2,440,000
Cleveland Kitchen	Food & Beverage	Revolver	12,500	7,535	4,965
Painterland Sisters, LLC	Food & Beverage	Revolver	25,000	-	25,000
Slate Milk, Inc	Food & Beverage	Delayed draw term loan	3,992,000	-	3,992,000
Slate Milk, Inc	Food & Beverage	Revolver	12,500	4,167	8,333
CamoAg Inc.	Technology – Agriculture	Delayed draw term loan	700,000	-	700,000
Tapestry Management Services Inc.	Technology – Health & Wellness	Revolver	17,500,000	2,988,893	14,511,107
Stake Network Inc	Technology – Property	Delayed draw term loan	2,450,000	-	2,450,000
Total			$70,147,000	$12,201,017	$57,945,983

1.
The unfunded delayed draw term loans may or may not be funded to the borrowing party in the future. These unfunded contractual commitments are generally at the Company's discretion and/or are dependent upon the portfolio company meeting certain performance obligations before the debt commitment becomes available to be drawn. Furthermore, the Company’s credit agreements contain customary lending provisions that allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Company. As of September 30, 2026, $4.1 million, in aggregate, was available to be drawn upon by eight portfolio companies at their discretion.

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

The Company will fund future unfunded commitments, if any, from the same sources it uses to fund its investment commitments at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources. Although total unfunded commitments of $57.9 million as of September 30, 2026 exceed the $38.5 million of cash and cash equivalents and borrowing availability under the KeyBank Credit Facility as of that date, only $4.1 million of such commitments was available to be drawn at the borrowers' discretion, and the Company believes it sufficiently maintains adequate liquidity to fund such commitments.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

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

See Note 3 – Agreements and Related Party Transactions.

Recent Developments

Subscriptions

Effective October 1, 2026, the Company issued an aggregate of 601,357 Shares at a price per share of $25.42 (with the final number of shares being determined on October 15, 2026) to accredited investors in a private placement of Shares for an aggregate offering price of $15,286,500.

	NAV	Shares	Amount
October 1, 2026	$25.42	601,357	$15,286,500

Investment Activity

From October 1, 2026 through the date of this report, the Company has invested $7.4 million into one new portfolio company and two existing portfolio companies.

Distributions

On October 15, 2026, the Company paid a distribution of $0.89 per Share to shareholders of record as of September 30, 2026, for a total amount of $5,605,702.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board or the valuation designee, if any, in compliance with Rule 2a-5 under the 1940 Act.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we will fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. We had $83.9 million of gross debt obligations outstanding as of September 30, 2026, and $66.8 million at December 31, 2025. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

As of September 30, 2026, 97.3% of our debt investments based on fair value were floating rates. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. The KeyBank Credit Agreement bears interest at a rate equal to Term SOFR plus 3.25% to 4.00%, subject to the number of eligible loans in the collateral pool (refer to Note 7 - Borrowings).

In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of September 30, 2026 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments).

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 100 basis points	$(204,289)	$(863,779)	$659,490
Down 50 basis points	(156,075)	(431,890)	275,815
Down 25 basis points	(107,231)	(215,945)	108,714
Up 25 basis points	171,552	215,945	(44,392)
Up 50 basis points	485,467	431,890	53,578
Up 100 basis points	1,454,548	863,779	590,769

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our Annual Report on the Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on March 3, 2025).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on March 3, 2025).
10.1

Fourth Amendment to the Loan and Security Agreement, dated September 24, 2026, by and between LAGO Evergreen SPE, LLC, as Borrower, the Company, as Servicer and as Originator, LAGO Asset Management, LLC, as Investment Manager, KeyBank National Association, as Syndication Agent, as Agent for the Lenders and as the initial Lender and MUFG Bank, Ltd., as a new Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2026).

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
Date: November 5, 2026

LAGO Evergreen Credit

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer
Date: November 5, 2026